Form 10-Q
period 1996-03-31
TEXTAINER EQUIPMENT INCOME FUND III L P
filed 1996-05-14
CIK 866888

                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549



                                    FORM 10Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


                         COMMISSION FILE NUMBER 0-20140


                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
             (Exact name of Registrant as specified in its charter)

               CALIFORNIA                                        94-3121277
      (State or other jurisdiction                              (IRS Employer
    of incorporation or organization)                        Identification No.)

    650 CALIFORNIA STREET, 16TH FLOOR

        SAN FRANCISCO, CALIFORNIA                                   94108
(Address of Principal Executive Offices)                          (ZIP Code)

                                 (415) 434-0551
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES /X/     NO / /

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      QUARTERLY REPORT ON FORM 10Q FOR THE
                          QUARTER ENDED MARCH 31, 1996

                                TABLE OF CONTENTS

                                                                                 PAGE
ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995.....    3

         Statements of Earnings for the three months ended
         March 31, 1996 and 1995 (unaudited)...................................    4

         Statements of Partners' Capital for the three months ended
         March 31, 1996 and 1995 (unaudited)...................................    5

         Statements of Cash Flows for the three months ended
         March 31, 1996 and 1995 (unaudited)...................................    6

         Notes to Financial Statements (unaudited).............................    8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.............................................   12

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      March 31, 1996 and December 31, 1995
                             (Amounts in thousands)

                                                                1996         1995
                                                             -----------   --------
                                                             (unaudited)
ASSETS
Container rental equipment, net of accumulated
   depreciation of  $26,316 (1995: $24,768)                    $86,303      85,982
Cash and cash equivalents (note 1)                               1,341         986
Accounts receivable, net of allowance
   for doubtful accounts of $1,509 (1995: $1,516)                5,497       5,966
Due from affiliates (note 4)                                       463         119
Prepaid expenses                                                    33          47
                                                               -------     -------
                                                               $93,637      93,100
                                                               =======     =======

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accounts payable                                            $   495         383
   Accrued damage protection plan costs (note 2)                   424         373
   Accrued liabilities                                             597         563
   Due to affiliates (note 4)                                      230         156
   Equipment purchases payable                                   1,672         738
                                                               -------     -------
      Total liabilities                                          3,418       2,213
                                                               -------     -------
Partners' capital:
   General partners                                                  -           -
   Limited partners                                             90,219      90,887
                                                               -------     -------
      Total partners' capital                                   90,219      90,887
                                                               -------     -------

                                                               $93,637      93,100
                                                               =======     =======


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS

               For the three months ended March 31, 1996 and 1995
            (Dollar amounts in thousands except for per unit amounts)
                                   (unaudited)



                                                                1996         1995
                                                             ----------   ----------

Rental income                                                $    5,645        5,871
                                                             ----------   ----------

Costs and expenses:
   Direct container expenses                                        834          742
   Bad debt provision                                                34          179
   Depreciation and amortization                                  1,679        1,640
   Professional fees                                                 10           15
   Management fees to affiliates (note 4)                           513          529
   General and administrative costs to affiliates (note 4)          346          373
   Other general and administrative costs                            60           89
                                                             ----------   ----------
                                                                  3,476        3,567
                                                             ----------   ----------
   Income from operations                                         2,169        2,304
                                                             ----------   ----------
Other income:
   Interest income                                                   29           24
   Gain on sales of equipment                                        88          103
                                                             ----------   ----------
                                                                    117          127
                                                             ----------   ----------
   Net earnings                                              $    2,286        2,431
                                                             ==========   ==========
Allocation of net earnings (note 4):
   General partners                                          $       30           28
   Limited partners                                               2,256        2,403
                                                             ----------   ----------
                                                             $    2,286        2,431
                                                             ==========   ==========
Limited partners' per unit share
   of net earnings                                           $     0.36   $     0.39
                                                             ==========   ==========
Limited partners' per unit share
   of distributions                                          $     0.46   $     0.45
                                                             ==========   ==========
Weighted average number of limited
   partnership units outstanding                              6,189,743    6,208,399
                                                             ==========   ==========


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL

               For the three months ended March 31, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)

                                                     PARTNERS' CAPITAL
                                            ------------------------------------
                                            GENERAL       LIMITED        TOTAL
                                            -------       -------       --------


Balances at January 1, 1995                 $     -        92,255        92,255

Distributions                                   (28)       (2,794)       (2,822)

Redemptions (note 6)                              -           (52)          (52)

Net earnings                                     28         2,403         2,431
                                            -------       -------       -------

Balances at March 31, 1995                  $     -        91,812        91,812
                                            =======       =======       =======


Balances at January 1, 1996                 $     -        90,887        90,887

Distributions                                   (30)       (2,863)       (2,893)

Redemptions (note 6)                              -           (61)          (61)

Net earnings                                     30         2,256         2,286
                                            -------       -------       -------

Balances at March 31, 1996                  $     -        90,219        90,219
                                            =======       =======       =======


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)

                                                                   1996       1995
                                                                  -------    -------
Cash flows from operating activities:
   Net earnings                                                   $ 2,286      2,431
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation                                               1,679      1,631
         (Decrease) increase in allowance for doubtful accounts        (7)       132
         Gain on sales of rental equipment                            (88)      (103)
         Amortization of organization costs                             -          9
         Changes in assets and liabilities:
            Decrease (increase) in accounts receivable                461       (491)
            (Increase) decrease in due from affiliates, net          (282)        77
            Increase (decrease) in accounts payable
              and accrued liabilities                                 147        (27)
            Increase in accrued damage protection plan costs           51        103
            Decrease in prepaid expenses                               14         15
                                                                  -------    -------

            Net cash provided by operating activities               4,261      3,777
                                                                  -------    -------

Cash flows from investing activities:
     Proceeds from sale of container rental equipment                 379        902
     Container purchases                                           (1,330)    (4,079)
                                                                  -------    -------

             Net cash used in investing activities                   (951)    (3,177)
                                                                  -------    -------

Cash flows from financing activities:
    Redemptions                                                       (61)       (52)
    Distributions to partners                                      (2,894)    (2,811)
                                                                  -------    -------

            Net cash used in financing activities                  (2,955)    (2,863)
                                                                  -------    -------

Net  increase (decrease)  in cash and cash equivalents                355     (2,263)

Cash and cash equivalents at beginning of period                      986      3,155
                                                                  -------    -------

Cash and cash equivalents at end of period                        $ 1,341        892
                                                                  =======    =======

Interest paid during the period                                   $     -          -
                                                                  =======    =======

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      STATEMENTS OF CASH FLOWS -- CONTINUED

               For the three months ended March 31, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)


SUPPLEMENTAL DISCLOSURES:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of container rental equipment which had not been paid or received by the Partnership as of March 31, 1996 and 1995 and December 31, 1995 and 1994, resulting in differences in amounts recorded and amounts paid by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1996 and 1995.

                                                  March 31    Dec. 31    March 31   Dec. 31
                                                      1996       1995        1995      1994
                                                  --------    -------    --------   -------
Equipment purchases included in:
   Due to affiliates............................  $     81         86          52       185
   Equipment purchases payable..................     1,672        738       1,576     2,929

Distributions to partners included in:
   Due to affiliates............................        42         42          21         7
   Accounts payable and accrued liabilities.....       121        122         123       126

Proceeds from sale of equipment included in:
   Due from affiliates..........................       331        348         395       330
   Accounts receivable (payable)................        --         19          (3)      587

The following summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of container rental equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1996 and 1995.

                                                                 1996       1995
                                                                 ----       ----

Equipment purchases recorded................................  $ 2,259      2,593
Equipment purchases paid....................................    1,330      4,079

Distributions to partners declared..........................    2,893      2,822
Distributions to partners paid..............................    2,894      2,811

Proceeds from sale of container rental equipment recorded...      343        377
Proceeds from sale of container rental equipment received...      379        902


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1996
            (Dollar amounts in thousands except for per unit amounts)
                                   (unaudited)

NOTE 1.  GENERAL

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1996 and December 31, 1995, and the results of its operations, changes in partners' capital, and cash flows for the three-month periods ended March 31, 1996 and 1995, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and the accompanying Notes included in the Partnership's audited financial statements as of December 31, 1995.

     For purposes of the Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Certain reclassifications of prior year amounts have been made in order to conform with the 1996 financial statement presentation.

NOTE 2.  DAMAGE PROTECTION PLAN

     The Partnership offers a Damage Protection Plan (the Plan) to lessees of its container rental equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated repair costs.

NOTE 3.  ACQUISITION OF EQUIPMENT

     During the three-month periods ended March 31, 1996 and 1995, the Partnership purchased container rental equipment (the Equipment) with a cost of $2,259 and $2,593, respectively.

NOTE 4.  TRANSACTIONS WITH AFFILIATES

     Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership. TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners and are commonly owned by Textainer Group Holdings Limited (TGH). The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC Securities Corporation
     (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale.

     In accordance with the Partnership Agreement, the net earnings or losses and partnership distributions are allocated 99% to the limited partners and 1% to the General Partners with the exception of gross income as defined in the Partnership Agreement. Gross income is allocated to the General Partners to the extent that their partners' capital accounts show a deficit.

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership had capitalized $64 and $188 of equipment acquisition fees as part of Equipment costs during the three-month periods ended March 31, 1996 and 1995 and had incurred $121 and $118 of incentive management fees during the three-month periods ended March 31, 1996 and 1995, respectively. No equipment liquidation fees were incurred in either period.

     The Equipment of the Partnership is managed by TEM. Prior to the sale of the Partnership's storage fleet during 1995, TEM had entered into an agreement with its wholly-owned subsidiary Textainer Storage Services (TSS) to manage storage containers owned by the Partnership and other owners (note 7). In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates at March 31, 1996 and December 31, 1995.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. Such fees are either retained by TEM or, prior to the sale of the storage fleet, the fees allocable to TSS, if any, were passed through by TEM for services rendered. During the three-month periods ended March 31, 1996 and 1995, the Partnership paid $392 and $411, respectively, in equipment management fees to TEM and TSS. The Partnership's Equipment is or was leased by TEM and TSS to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating leases with limited terms and no purchase option.

     Certain indirect general and administrative costs incurred in performing administrative services necessary to the operation of the Partnership are borne by TEM and, prior to the sale of the storage fleet, TSS. Such costs are allocated to the Partnership based on the ratio of the Partnership's interest in managed Equipment to the total Equipment managed by TEM and TSS. Indirect general and administrative costs allocated to the Partnership were $283 and $320 for the three-month periods ended March 31, 1996 and 1995, respectively.

     TFS, in its capacity as managing general partner, also incurred general and administrative costs of $63 and $53, during the three-month periods ended March 31, 1996 and 1995, respectively, which were reimbursed by the Partnership.

     The General Partners or TAS may acquire Equipment in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such Equipment for the Partnership. The Equipment may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. In addition, the General Partners or TAS are entitled to an acquisition fee for any Equipment resold to the Partnership.

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

     At March 31, 1996 and December 31, 1995, due from and to affiliates are comprised of:

                                                                          1996           1995
                                                                          ----           ----

                    Due from affiliates:
                          Due from TEM and TSS .......................   $ 463           119
                                                                         =====         ======

                    Due to affiliates:
                          Due to TAS..................................   $  64            54
                          Due to TFS..................................     135            76
                          Due to TGH..................................       1             1
                          Due to TCC..................................      17            16
                          Due to TL...................................      13             9
                                                                         -----         ------
                                                                         $ 230           156
                                                                         =====         ======

     These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and payment of net rental revenues from TEM and TSS.

     It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month to the extent such balances relate to loans for equipment purchases. Interest is charged at the Prime Rate plus certain margins based on TGH's leverage ratio. There was no interest charged on intercompany balances for the three-month periods ending March 31, 1996 or 1995.

NOTE 5.  RENTALS UNDER OPERATING LEASES

     The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of March 31, 1996:

                         Year ending March 31:

                         1997..........................................................    $ 2,524
                         1998..........................................................        285
                         1999..........................................................        193
                         2000..........................................................        130
                         2001..........................................................          7
                                                                                           -------
                         Total minimum future rentals receivable.......................    $ 3,139
                                                                                           =======

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

NOTE 6.  REDEMPTIONS

      The following redemption offerings were consummated by the Partnership during the three-month period ended March 31, 1996 and the year ended December 31, 1995:

                                                                                 AVERAGE
                                                         UNITS REDEEMED      REDEMPTION PRICE           AMOUNT PAID
                                                         --------------      ----------------           -----------

            Balance at December 31, 1994                   38,031                 $16.08                  $ 611

                Quarter ended :
                  March 31,1995.................            3,570                 $14.63                     52
                  Sept. 30,1995.................            8,106                 $14.12                    114
                  Dec. 31,1995.................             6,200                 $14.61                     91
                                                           ------                                         -----


            Balance at December 31, 1995                   55,907                 $15.54                    868

                Quarter ended :
                  March 31,1996.................            4,350                 $13.94                     61
                                                           ------                                         -----

            Balance at March 31, 1996                      60,257                 $15.42                  $ 929
                                                           ======                                         =====

     The redemption price is fixed by formula and varies depending on the length of time the units are outstanding.

     NOTE 7. SALE OF STORAGE FLEET

     In August 1995, the Partnership sold its storage container fleet, managed by TSS, to a third party investor. The proceeds from the sale were $345 compared to the Partnership's cost basis in the equipment of $333. The resulting gain from the sale was $12. The Partnership invested the proceeds from this sale in marine container rental equipment.

     NOTE 8.  WARRANTY CLAIM

      During 1992 and 1995, the Partnership settled warranty claims against an equipment manufacturer. The Partnership will amortize the settlement amounts over the remaining useful life of the equipment (between seven and eight years), reducing maintenance and repair costs over that time. At March 31, 1996 and December 31, 1995, the unamortized portion of the settlement amounts was equal to $297 and $307, respectively, and is included in accrued liabilities.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            (Dollar amounts in thousands except for per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 1996 and 1995. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

From January 16, 1991 until May 4, 1992, the Partnership was involved in the offering of limited partnership interests to the public. On May 4, 1992, the Partnership's offering of limited partnership interests was closed at $125,000.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the quarter ended March 31, 1996 the Partnership redeemed 4,350 units for a total dollar amount of $61 and, during the year ended December 31, 1995, the Partnership redeemed 17,876 units for a total dollar amount of $257. The Partnership has used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations prior to its distribution or reinvestment in additional equipment in short-term, highly liquid investments. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions or (ii) $100. At March 31, 1996, the Partnership's cash of $1,341 was primarily invested in a market-rate account.

During the quarter ended March 31, 1996, the Partnership declared cash distributions to limited partners pertaining to the period from December 1995 through February 1996 in the amount of $2,863. These distributions represent 9.25% of original capital (measured on an annualized basis) on each unit. Of these distributions, on a GAAP basis, $607 was a return of capital and the balance was from net earnings. On a cash basis, all of these distributions were from operations.

For the three-month period ended March 31, 1996, the Partnership had net cash provided by operating activities of $4,382, compared with net cash provided by operating activities of $3,777 for the comparable period ended March 31, 1995. This increase was primarily attributable to a decrease in accounts receivable from operations, as illustrated by an improvement in the average collection period of accounts receivable from operations from 121 days during the three-month period ended March 31, 1995 to 113 days during the comparable period in 1996. In 1995, the Partnership experienced a deterioration in the payment performance of two of its lessees. The lessees cooperated in returning the equipment and the returned equipment has been substantially re-leased to other customers during 1995. This, in conjunction with a partial resolution of payment problems in the first quarter of 1996 with one of these lessees, were the primary causes for the improvement in the average collection period between periods. The Partnership is continuing its efforts to conclude resolution of both of these accounts in 1996.

While net cash from operating activities has improved, the Partnership's principal lessees, shipping lines, are currently anticipating over-capacity, due to the delivery of new ships. This over-capacity may cause shipping lines to reduce freight rates, which could affect the profitability of their business, resulting in the possibility of delays in the remittance of rental payments, pressure on container rental rates, and, in extreme cases, bankruptcy of some shipping lines. As discussed more fully below under "Results of

Operations," utilization rates have reflected a lower demand for containers, and this over-capacity could also further affect these rates.

Net cash used in investing activities (the purchase and sale of rental equipment) for the three-month period ended March 31, 1996 was $1,072, compared with $3,177 for the three-month period ended March 31, 1995. This difference is primarily due to the fact that, on a cash basis, the Partnership purchased more equipment in 1995 (because of an increased availability of proceeds from the sale of a trailer fleet that were received in 1994) than in the same period in 1996. Consistent with its investment objectives, the Partnership intends to reinvest all or a significant amount of proceeds from future equipment sales in additional equipment.

RESULTS OF OPERATIONS

The Partnership's operations, which consist of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the fleet (inventory) during the three-month periods ended March 31, 1996 and 1995, as well as certain other factors as discussed below. The following is a summary of the equipment (in units) available for lease during those periods:

                                                              1996             1995
                                                              ----             ----

                Opening inventory.......................      30,236           28,426
                Closing inventory.......................      30,850           28,957
                Average.................................      30,543           28,692

The average inventory (in units) increased by 6.5% from the three-month period ended March 31, 1995 to the equivalent period in 1996. Average inventory increased mainly due to reinvestment of proceeds during 1995 from the sale of the Partnership's storage and trailer fleets.

Rental income and direct container expenses are also affected by the lease utilization percentages for the equipment, which were 88%, and 92% on average during the three-month periods ended March 31, 1996 and 1995, respectively. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 1996 and 1995.

The Partnership's income from operations for the three-month periods ended March 31, 1996 and 1995 was $2,169 and $2,304, respectively, on rental income of $5,645 and $5,871, respectively. The decrease in rental income of $226, or 4%, from the three-month period ended March 31, 1995 to the same period in 1996, was primarily attributable to income from container rentals, the major component of total revenue, which decreased by $108, or 2%, from 1995 to 1996. Income from container rentals is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage, and average daily rental rates. Average inventory increased 6.5%, average utilization decreased 4%, and average daily rental rates decreased by 4% from the three months ended March 31, 1995 to the same period in 1996.

Utilization began to decrease in the last quarter of 1995 and continued to decline for all Equipment types owned by the Partnership in the first quarter of 1996. The General Partners believe that this softening in demand has been due, in part, to a slow-down in activity in the Asia-North America trade route as well as to seasonal factors. Additionally, as noted above, the Partnership's principal lessees, shipping lines, are currently anticipating further over-capacity, which may adversely affect rental payments and/or rates and utilization. Rental rates have also been restrained by quantity rate discounts granted to the Partnership's larger container lessees.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's equipment under short-term operating leases.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from less desirable locations (location income), income for handling and returning marine containers and income from charges to the lessees for a damage protection plan. For the three-month period ended March 31, 1996, the total of these other revenue items was $499, a decrease of $118 over the equivalent period in 1995. This decrease was primarily due to location income, which decreased $121 from the three-month period ended March 31, 1995 to the equivalent period in 1996. The decline in location income is mainly due to a decrease in drop-off charges to lessees for Equipment at less desirable locations, which primarily resulted from drop-off charges to a specific lessee in the first quarter of 1995 that did not re-occur in the same period in 1996, as well as an increase in credits given to lessees for pick-up of Equipment from less desirable locations, which was largely driven by decreased demand.

Direct container expenses, excluding bad debt expense, increased by $92 from the three-month period ended March 31, 1995 to the same period in 1996. The primary component of this increase was costs incurred for storage, which increased by $115 between periods. These costs increased due to a decline in utilization rates from the three-month period ended March 31, 1995 to the same period in 1996.

Bad debt expense decreased by $145 from the three-month period ended March 31, 1995 to the same period of 1996. The decrease was primarily due to a reduction in reserve requirements for a specific lessee as a result of a partial resolution of payment problems with that lessee during the quarter, as discussed above.

Depreciation and amortization expense increased by $39 from the three-month period ended March 31, 1995 to the equivalent period in 1996. Depreciation increased by $48 due to an increase in average inventory. Organization costs were fully amortized in 1995.

Management fees to affiliates decreased by $16 from the three-month period ended March 31, 1995 to the same period in 1996. Equipment management fees, which decreased by $18 between periods due to a decrease in rental income, were slightly offset by increased incentive management fees. The increase in incentive management fees, which are based on the Partnership's distributions to the limited and general partners, reflects the increase in distribution rate to the limited partners from 9% to 9.25%.

General and administrative costs to affiliates decreased by $27 in the three-month period ended March 31, 1996 compared to the same period in 1995. These costs were 6.1% of total gross rental income for the quarter ended March 31, 1995 compared to 6.4% for the same period in 1995. This decrease was the result of a decline in allocable overhead costs resulting from the sale of the storage fleet in 1995.

Other income contained a gain on sales of equipment of $88 for the three month period ended March 31, 1996 compared to a gain of $103 for the equivalent period ended March 31, 1995. Interest income increased by $5 from the three-month period ended March 31, 1995 to the comparable period in 1996.

Net earnings per limited partnership unit decreased from $0.39 for the three-month period ended March 31, 1995 to $0.36 for the equivalent period in 1996, reflecting the decrease in net earnings from $2,431 for the quarter ended March 31, 1995 to $2,286 for the same period in 1996.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Partnership's containers are generally operated on the international high seas rather than on the domestic waterways. The Partnership's Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 1996 which would result in such risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning equipment after it comes off-lease, the risk of an uninsured loss, increases in maintenance expenses or other costs of operating the Partnership's equipment, and the effect of demand for world trade and/or general business and economic cycles on the Partnership's operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TEXTAINER EQUIPMENT INCOME FUND III, L.P.

                                  (A California Limited Partnership)

                                  By Textainer Financial Services Corporation
                                  The Managing General Partner

                                  By /s/ John R. Rhodes
                                     ------------------
                                     John R. Rhodes
                                     Executive Vice President

Date: May 10, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                Title                                       Date
/s/ James E. Hoelter                     President (Principal Executive              May 10, 1996
- - ------------------------------------     Officer) and Director
James E. Hoelter

/s/ John R. Rhodes                       Executive Vice President                    May 10, 1996
- - ------------------------------------     (Principal Financial and
John R. Rhodes                           Accounting Officer),
                                         Secretary and Treasurer

                                 EXHIBIT INDEX

Exhibit No.
- - -----------

   27            Financial Data Schedule