Form 10-Q
period 1996-06-30
TEXTAINER EQUIPMENT INCOME FUND III L P
filed 1996-08-14
CIK 866888

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington DC 20549



                                    FORM 10Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


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

                               YES [X]    NO [ ]

                   TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      QUARTERLY REPORT ON FORM 10Q FOR THE
                          QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS


                                                                                                         PAGE
   ITEM 1.       FINANCIAL STATEMENTS

                 Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995 . . . . . . . . . . .      3

                 Statements of Earnings for the six and three months ended
                 June 30, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .      4

                 Statements of Partners' Capital for the six months ended
                 June 30, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .      5

                 Statements of Cash Flows for the six months ended
                 June 30, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .      6

                 Notes to Financial Statements (unaudited)  . . . . . . . . . . . . . . . . . . . . . .      8


   ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

                   TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      June 30, 1996 and December 31, 1995
                             (Amounts in thousands)

                                                              1996           1995
                                                          (unaudited)
                                                          ----------        ------
ASSETS
Container rental equipment, net of accumulated
   depreciation of $27,905 (1995: $24,768)                  $ 84,598        85,982

Cash and cash equivalents (note 1)                               438           986
Accounts receivable, net of allowance
   for doubtful accounts of $1,600 (1995: $1,516)              5,454         5,966
Due from affiliates (note 4)                                     532           119
Prepaid expenses                                                  19            47
                                                            --------        ------

                                                              91,041        93,100
                                                            ========        ======

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accounts payable                                         $    479           383
   Accrued damage protection plan costs (note 2)                 428           373
   Accrued liabilities                                           232           257
   Warranty claim payable (note 8)                               287           306
   Due to affiliates (note 4)                                    163           156
   Equipment purchases payable                                   278           738
                                                            --------        ------

      Total liabilities                                        1,867         2,213
                                                            ========        ======

Partners' capital:
   General partners                                                -             -
   Limited partners                                           89,174        90,887

      Total partners' capital                                 89,174        90,887
                                                            --------        ------


                                                            $ 91,041        93,100
                                                            ========        ======

See accompanying notes to financial statements

                   TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS

           For the six and three months ended June 30, 1996 and 1995 (Dollar amounts in thousands except for per unit amounts)
                                  (unaudited)

                                                SIX MONTHS  THREE MONTHS    SIX MONTHS   THREE MONTHS
                                                     ENDED         ENDED         ENDED          ENDED
                                             JUNE 30, 1996 JUNE 30, 1996 JUNE 30, 1995  JUNE 30, 1995
                                             ------------- ------------- -------------  -------------
Rental Income                                  $  10,980         5,335        11,792          5,921
                                               ---------     ---------     ---------     ----------

Costs and expenses:
   Direct container expenses                       1,627           793         1,323            581
   Bad debt provision                                172           138           220             41
   Depreciation and amortization                   3,398         1,719         3,315          1,675
   Professional fees                                  17             7            36             21
   Management fees to affiliates (note 4)          1,005           492         1,061            532
   General and administrative costs                  640           294           795            422
     to affiliates (note 4)
   Other general and administrative costs            126            66           176             87
                                               ---------    ----------     ---------     ----------

                                                   6,985         3,509         6,926          3,359
                                               ---------    ----------     ---------     ----------

   Income from operations                          3,995         1,826         4,866          2,562
                                               ---------    ----------     ---------     ----------

Other income:
   Interest income                                    47            18            35             11
   Gain on sales of equipment                         92             4           128             25
                                               ---------    ----------     ---------     ----------

                                                     139            22           163             36
                                               ---------    ----------     ---------     ----------

   Net earnings                                $   4,134         1,848         5,029          2,598
                                               =========    ==========     =========     ==========

Allocation of net earnings (note 4):
   General partners                            $      60            30            56             28
   Limited partners                                4,074         1,818         4,973          2,570
                                               ---------    ----------     ---------     ----------

                                               $   4,134         1,848         5,029          2,598
                                               =========    ==========     =========     ==========
Limited partners' per unit share
   of net earnings                                 $0.66         $0.29         $0.80          $0.41
                                               =========    ==========     =========     ==========


Limited partners' per unit share
   of distributions                                $0.93         $0.46         $0.90          $0.45
                                               =========    ==========    ==========     ==========

Weighted average number of limited
   partnership units outstanding               6,189,743     6,189,743     6,208,399      6,208,399
                                               =========    ==========    ==========     ==========

See accompanying notes to financial statements

                   TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL

                For the six months ended June 30, 1996 and 1995
                             (Amounts in thousands)
                                  (unaudited)

                                                    PARTNERS' CAPITAL
                                       ----------------------------------------
                                       GENERAL        LIMITED          TOTAL
                                       --------     ----------      ----------
Balances at January 1, 1995               $  -          92,256          92,256

Distributions                              (56)         (5,588)         (5,644)

Redemptions (note 6)                         -             (52)            (52)

Net earnings                                56           4,973           5,029
                                          ----          ------          ------

Balances at June 30, 1995                 $  -          91,589          91,589

                                          ====          ======          ======


Balances at January 1, 1996               $  -          90,887          90,887

Distributions                              (60)         (5,726)         (5,786)

Redemptions (note 6)                         -             (61)            (61)

Net earnings                                60           4,074           4,134
                                          ----          ------          ------

Balances at June 30, 1996                 $  -          89,174          89,174
                                          ====          ======          ======


See accompanying notes to financial statements

                   TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1996 and 1995
                             (Amounts in thousands)
                                  (unaudited)

                                                                1996           1995
                                                                ----           ----
Cash flows from operating activities:
   Net earnings                                                $4,134          5,029
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation                                           3,398          3,297
         Increase (decrease) in allowance for doubtful
           accounts                                                84            (55)
         Gain on sales of rental equipment                        (92)          (128)
         Amortization of organization costs                         -             18
         Changes in assets and liabilities:
            Decrease (increase) in accounts receivable            412           (246)
            (Increase) decrease in due from affiliates, net      (434)            93
            Increase (decrease) in accounts payable
              and accrued liabilities                              73            (29)
            Decrease in warranty claim payable                    (19)            (1)
            Increase in accrued damage protection plan costs       55             77
            Decrease in prepaid expenses                           28             32
                                                               ------          -----

            Net cash provided by operating activities           7,639          8,087
                                                               ------          -----

Cash flows from investing activities:
     Proceeds from sale of container rental equipment             656          1,204
     Container purchases                                       (2,993)        (6,609)
                                                               ------          -----

            Net cash used in investing activities              (2,337)        (5,405)
                                                               ------          -----

Cash flows from financing activities:
    Redemptions                                                   (61)           (52)
    Distributions to partners                                  (5,789)        (5,646)
                                                               ------          -----

            Net cash used in investing activities              (5,850)        (5,698)
                                                               ------          -----

Net decrease in cash and cash equivalents                        (548)        (3,016)
Cash and cash equivalents at beginning of period                  986          3,155
                                                               ------          -----

Cash and cash equivalents at end of period                     $  438            139
                                                               ======          =====

See accompanying notes to financial statements

                   TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     STATEMENTS OF CASH FLOWS--CONTINUED

                For the six months ended June 30, 1996 and 1995
                             (Amounts in thousands)
                                  (unaudited)


SUPPLEMENTAL DISCLOSURES:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of Equipment which had not been paid or received by the Partnership as of June 30, 1996 and 1995 and December 31, 1995 and 1994, resulting in differences in amounts recorded and amounts paid or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1996 and 1995.


                                                             June 30,        Dec. 31,        June 30,         Dec. 31,
                                                              1996            1995            1995             1994
                                                             -------         -------         -------          -------

Equipment purchases included in:
    Due to affiliates   . . . . . . . . . . . .         $         103              86              32              185
    Equipment purchases payable   . . . . . . .                   278             738             501            2,929
Distributions to partners included in:
    Due to affiliates   . . . . . . . . . . . .                    41              42               9                7
    Accounts payable and accrued liabilities  .                   120             122             122              126
Proceeds from sale of Equipment included in:
    Due from affiliates   . . . . . . . . . . .                   336             348             368              330
    Accounts receivable   . . . . . . . . . . .                     -              19               3              587

The following summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month period ended June 30, 1996 and 1995.


                                                                                                   1996           1995
                                                                                                   ----           ----
Equipment purchases recorded  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      2,550          4,028
Equipment purchases paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,993          6,609

Distributions to partners declared  . . . . . . . . . . . . . . . . . . . . . . . . . .           5,786          5,644
Distributions to partners paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,789          5,646

Proceeds from sale of Equipment recorded  . . . . . . . . . . . . . . . . . . . . . . .             625            658
Proceeds from sale of Equipment received  . . . . . . . . . . . . . . . . . . . . . . .             656          1,204


See accompanying notes to financial statements

                   TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1996
           (Dollar amounts in thousands except for per unit amounts)
                                  (unaudited)

NOTE 1.  GENERAL

    Textainer Equipment Income Fund III (the Partnership) is a California Limited Partnership formed in 1990. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

    The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1996 and December 31, 1995, and the results of its operations, changes in partners' capital, and cash flows for the six- and three-month periods ended June 30, 1996 and 1995, have been made.

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

NOTE 2.  DAMAGE PROTECTION PLAN

    The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated repair costs. At June 30, 1996 and December 31, 1995, this reserve was equal to $428 and $373, respectively.

NOTE 3.  ACQUISITION OF EQUIPMENT

    During the six-month periods ended June 30, 1996 and 1995, the Partnership purchased Equipment with a cost of $2,550 and $4,028, respectively.

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

    As part of the operation of the Partnership, the Partnership is to pay to the General Partners or TAS an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $144 and $307 of equipment acquisition fees as part of container costs during the six-month period ended June 30, 1996 and 1995, respectively. The Partnership incurred $241 and $121 of incentive management fees during the six- and three-month periods ended June 30, 1996, respectively, and $235 and $118 for the comparable periods ended June 30, 1995. No equipment liquidation fees were incurred during either period.

    The Equipment of the Partnership is managed by TEM. Prior to the sale of the Partnership's storage fleet during 1995, TEM had entered into an agreement with its wholly-owned subsidiary Textainer Storage Services
    (TSS) to manage storage containers owned by the Partnership and other owners (note 7). In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from Equipment leasing operations; such cash is included in the amount due from affiliates at June 30, 1996 and December 31, 1995.

     Subject to certain reductions, TEM receives a monthly Equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. For the six- and three-month periods ended June 30, 1996, these fees totaled $764 and $371, respectively, and $826 and $414 for the comparable periods ended June 30, 1995. Such fees are either retained by TEM or, prior to the sale of the storage fleet, the fees allocable to TSS, if any, were passed through to TSS by TEM for services rendered. The Equipment is or was leased by TEM and TSS to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating leases with limited terms and no purchase option.

     Certain indirect general and administrative costs incurred in performing administrative services necessary to the operation of the Partnership are borne by TEM and, prior to the sale of the storage fleet, TSS. Such costs are allocated to the Partnership based on the ratio of the Partnership's interest in managed Equipment to the total equipment managed by TEM and TSS. Indirect general and administrative costs allocated to the Partnership were $563 and $281 for the six- and three-month periods ended June 30, 1996, respectively, and $682 and $362 for the comparable periods ended June 30, 1995.

     TFS, in its capacity as managing general partner, also incurred general and administrative costs of $77 and $13 for the six-and three-month periods ended June 30, 1996, respectively, and $113 and $60 for the equivalent periods ended June 30, 1995, which were reimbursed by the Partnership.

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

                   TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS CONTINUED





    At June 30, 1996 and December 31, 1995, due from and to affiliates are comprised of:

                                                                         1996       1995
                                                                        -----       ----
               Due from affiliates:
                        Due from TEM and TSS . . . . . . . .            $ 532       119
                                                                        -----       ---
               Due to affiliates:
                        Due to TAS . . . . . . . . . . . . .            $  81        54
                        Due to TFS . . . . . . . . . . . . .               51        76
                        Due to TGH and TL  . . . . . . . . .               18        10
                        Due to TCC . . . . . . . . . . . . .               13        16
                                                                        -----       ---
                                                                        $ 163       156
                                                                        =====       ===

    These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and payment of net rental revenues from TEM and TSS.

    It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month to the extent such balances relate to loans for Equipment purchases. Interest is charged at the Prime Rate plus certain margins based on TGH's leverage ratio. There was no interest charged on intercompany balances for the six- and three-month periods ending June 30, 1996 or 1995.

NOTE 5.  RENTALS UNDER OPERATING LEASES

    The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of June 30, 1996:

               Year ending June 30:
               1997   . . . . . . . . . . . . . . . . . . . .         $ 2,061
               1998   . . . . . . . . . . . . . . . . . . . .             257
               1999   . . . . . . . . . . . . . . . . . . . .             180
               2000   . . . . . . . . . . . . . . . . . . . .             101
                                                                      -------
               Total minimum future rentals receivable  . . .         $ 2,599
                                                                      =======

NOTE 6.  REDEMPTIONS

     The following redemption offerings were consummated by the Partnership during the six-month period ended June 30, 1996:

                                                                       AVERAGE
                                              UNITS REDEEMED      REDEMPTION PRICE            AMOUNT PAID
                                              --------------      ----------------            -----------

   Balance at December 31, 1995                   55,907               $15.54                   $ 868

   Quarter ended: March 31, 1996                   4,350               $13.94                      61
                                                  ------                                        -----

   Balance at June 30, 1996                       60,257               $15.42                   $ 929
                                                  ======                                        =====

     The redemption price is fixed by formula and varies depending on the length of time the units have been outstanding.

                   TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED



NOTE 7.  SALE OF STORAGE FLEET

    In August 1995, the Partnership sold its storage container fleet, managed by TSS, to a third party investor. The proceeds from the sale were $345 compared to the Partnership's cost basis of $333. The resulting gain from the sale was $12. The Partnership invested the proceeds from this sale in additional Equipment.

NOTE 8.  WARRANTY CLAIM

    During 1992 and 1995, the Partnership settled warranty claims against an Equipment manufacturer. The Partnership will amortize the settlement amounts over the remaining useful life of the Equipment (between seven and eight years), reducing maintenance and repair costs over that time. At June 30, 1996 and December 31, 1995, the unamortized portion of the settlement amounts was equal to $287 and $306, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Dollar amounts in thousands except for per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the six and three-month periods ended June 30, 1996 and 1995. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

From January 16, 1991 until May 4, 1992, the Partnership was involved in the offering of limited partnership interests to the public. On May 4, 1992, the Partnership's offering of limited partnership interests was closed at $125,000.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or (iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. The Partnership redeemed 4,350 units for a total dollar amount of $61, representing an average redemption price of $13.94, during the six-month period ended June 30, 1996. From the inception of the Partnership through June 30, 1996, the Partnership has redeemed a total of 60,257 units for $929, representing an average redemption price of $15.42. The Partnership has used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations prior to its distribution or reinvestment in additional Equipment in short-term, highly liquid investments. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions, or (ii) $100. At June 30, 1996, the Partnership's cash of $438 was primarily invested in a market-rate account.

During the six-month period ended June 30, 1996, the Partnership declared cash distributions to limited partners pertaining to the period from December 1995 through May 1996 in the amount of $5,726. These distributions represent a return of 9.25% of original capital (measured on an annualized basis) on each unit. Of these distributions, on a GAAP basis $1,652 was a return of capital and the balance was from net earnings. On a cash basis all of these distributions were from operations.

For the six-month period ended June 30, 1996, the Partnership had net cash provided by operating activities of $7,639, compared with net cash provided by operating activities of $8,087 for the comparable period ended June 30, 1995. This decrease was primarily attributable to a decrease in income from operations, resulting from a decline in rental income of $812 or 7% and an increase in direct operating expenses of $304 or 23%, partially offset by a decrease in accounts receivable from operations. The average collection period of accounts receivable from operations was stable at 117 days during the six-month periods ended June 30, 1995 and 1996. Additionally, net cash from operations was impacted by an increase in due from affiliates, which reflects timing differences in the accrual and payment of net rental revenues, fees and other expenses to or from TEM and affiliates.

The Partnership's principal lessees, shipping lines, are currently experiencing over-capacity, in part due to the delivery of new, large capacity ships. This over-capacity has, in some instances, caused shipping lines to reduce freight rates, which could affect the profitability of their business, resulting in the possibility of delays in the remittance of rental payments, pressure on Equipment rental rates, and, in extreme cases, bankruptcy of some shipping lines. As discussed more fully below under "Results of Operations," utilization rates have reflected a lower demand for Equipment, and this over-capacity could also further affect these rates.

Net cash used in investing activities (the purchase and sale of Equipment) for the six-month period ended June 30, 1996 was $2,337, compared with $5,405 for the six-month period ended June 30, 1995. This difference is primarily due to the fact that, on a cash basis, the Partnership purchased more Equipment in 1995 (because of an increased availability of proceeds from the sale of a trailer fleet that were received in 1994) than in the same period in 1996. Consistent with its investment objectives, the Partnership intends to reinvest all or a significant amount of proceeds from future Equipment sales in additional Equipment.

RESULTS OF OPERATIONS

The Partnership's operations, which consist of rental income, container depreciation, direct operating expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the fleet (inventory) during the six-month periods ended June 30, 1996 and 1995, as well as certain other factors as discussed below. The following is a summary of the Equipment (in units) available for lease during those periods:

                                                        1996            1995
                                                        ----            ----
                Opening inventory . . . . . . . . .    30,236          28,426
                Closing inventory . . . . . . . . .    30,835          29,259
                Average . . . . . . . . . . . . . .    30,536          28,843

The average inventory (in units) increased by 6% from the six-month period ended June 30, 1995 to the equivalent period in 1996. Average inventory increased mainly due to reinvestment of proceeds from sales of used equipment and from proceeds received during the latter part of 1995 from the sale of the Partnership's storage fleet.

Rental income and direct operating expenses are also affected by the lease utilization percentages for the Equipment, which were 87% and 93% on average during the six-month periods ended June 30, 1996 and 1995, respectively. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 1996 and 1995.

The Partnership's income from operations for the six-month periods ended June 30, 1996 and 1995 was $3,995 and $4,866, respectively, on rental income of $10,980 and $11,792, respectively. The decrease in rental income of $812, or 7%, from the six-month period ended June 30, 1995 to the same period in 1996 was primarily attributable to income from Equipment rentals, the major component of total rental income, which decreased by $590, or 6%, from 1995 to 1996. Income from Equipment rentals is largely dependent upon three factors:
Equipment available for lease (average inventory), average on-hire (utilization) percentage, and average daily rental rates. Average inventory increased 6%, average utilization decreased 7%, and average daily rental rates decreased by 5% from the six-month period ended June 30, 1995 to the same period in 1996.

Utilization began to decrease in the last quarter of 1995 and continued to decline for all Equipment types owned by the Partnership in the first and second quarters of 1996. The General Partners believe that this softening in demand has been due, in part, to a slow-down in activity in the Asia-North America trade route as well as to seasonal factors. The General Partners have seen recent evidence of some stabilization in utilization rates for certain Equipment types; however, there can be no assurance regarding the trend for utilization in the future. Additionally, as noted above, the Partnership's principal lessees, shipping lines, are currently experiencing over-capacity, which may adversely affect rental payments and/or rates and utilization.

Rental rates have also been restrained by quantity rate discounts granted to Partnership's larger Equipment lessees.

Substantially all of the Partnership's rental income was generated from the leasing of Equipment under short-term operating leases.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of Equipment from prime locations less credits granted to lessees for leasing Equipment from less desirable locations (location income), income for handling and returning Equipment and income from charges to the lessees for a damage protection plan. For the six-month period ended June 30, 1996, the total of these other revenue items was $858, a decrease of $222 compared to the equivalent period in 1995. This decrease was primarily due to location income, which decreased $198 from the six-month period ended June 30, 1995 to the equivalent period in 1996. The decline in location income is mainly due to an increase in pick-up credits to lessees for Equipment leased at less desirable locations, which was largely driven by decreased demand for Equipment.

Direct operating expenses, excluding bad debt expense, increased by $304 from the six-month period ended June 30, 1995 to the same period in 1996. The primary component of this increase was costs incurred for storage, which increased by $267 between periods. This cost increased due to a decline in utilization rates from the six-month period ended June 30, 1995 to the same period in 1996. Additionally, maintenance expense increased by $52 from the six-month period ended June 30, 1995 to the same period in 1996, due to a higher number of units needing repair as well as a higher cost to repair the units in the six-month period ended June 30, 1996 versus the comparable period in 1995. Repositioning expense also increased by $43 from the six-month period ended June 30, 1995 to the same period in 1996, due to the decrease in demand for Equipment, requiring the repositioning of Equipment to more desirable leasing locations.

Bad debt expense decreased by $48 from the six-month period ended June 30, 1995 to the same period of 1996. The decrease was primarily due to a reduction in reserve requirements for a specific lessee as a result of a partial resolution of payment problems with that lessee during the first quarter of 1996, tempered by an increase in the reserve requirements for another lessee recorded during the second quarter of 1996.

Depreciation and amortization expense increased by $83 from the six-month period ended June 30, 1995 to the equivalent period in 1996. Depreciation increased by $101 or 3% due to an increase in average inventory of 6%, tempered by the elimination of depreciation for storage containers in the six-month period ended June 30, 1996 resulting from the sale of the storage fleet in the third quarter of 1995. In the six-month period ended June 30, 1995, there was depreciation expense of $34 related to the storage fleet. Organization costs were fully amortized at December 31, 1995.

Management fees to affiliates, which are based primarily on gross revenue, decreased by $56 from the six-month period ended June 30, 1995 to the same period in 1996. Equipment management fees, which decreased by $62 between periods due to a decrease in rental income, were slightly offset by increased incentive management fees. The increase in incentive management fees, which are based on the Partnership's distributions to the limited and general partners, reflects the increase in the distribution rate to the limited partners from 9% to 9.25%.

General and administrative costs to affiliates decreased by $155 in the six-month period ended June 30, 1996 compared to the same period in 1995. These costs were 6.7% of gross revenue for the six-month period ended June 30, 1995 compared to 5.8% for the same period in 1996. The decrease was primarily the result of a decline in the overhead costs allocated from TEM. Overhead costs relating to the storage fleet in 1995 did not re-occur in 1996 due to the sale of that fleet.

Other income contained a gain on sales of Equipment of $92 for the six-month period ended June 30, 1996 compared to a gain of $128 for the equivalent period ended June 30, 1995. Interest income increased by $12 from the six-month period ended June 30, 1995 to the comparable period in 1996.

Net earnings per limited partnership unit decreased from $0.80 for the six-month period ended June 30, 1995 to $0.66 for the equivalent period in 1996, reflecting the decrease in net earnings from $5,029 for the six-month period ended June 30, 1995 to $4,134 for the same period in 1996.

The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 1996 and 1995.

The Partnership's income from operations for the three-month periods ended June 30, 1996 and 1995 was $1,826 and $2,562, respectively, on rental income of $5,335 and $5,921, respectively. The decrease in rental income from the three-month period ended June 30, 1995 to the equivalent period in 1996 was primarily attributable to income from Equipment rentals, the major component of total rental income, which decreased from $5,458 for the three-month period ended June 30, 1995 to $4,976 for the same period in 1996, or by $482.
Although average inventory increased by 6%, average utilization decreased by 10% and rental rates decreased by 5% from the three-month period ended June 30, 1995 to the three-month period ended June 30, 1996.

The balance of rental income for the three-month period ended June 30,1996 was $359 compared to $463 for the same period in 1995, a decrease of $104 or 22%. The decrease was primarily related to an increase in pick-up credits, reducing location income by $77 in the three-month period ended June 30, 1996 compared to the same period in 1995. The increased pick-up credits were driven by declining utilization and a lower demand for Equipment.

Direct operating expenses, excluding bad debt expense, increased from $581 in the three-month period ended June 30, 1995 to $793 for the three-month period ended June 30, 1996 or an increase of $212. This increase was mainly due to storage expense which increased by $152 as a result of lower utilization rates. Additionally, repair expenses for Equipment covered under the damage protection plan increased by $64 for the three-month period ended June 30, 1996 compared to the same period in 1995. This increase is due to higher average repair costs in 1996 than in 1995.

The provision for bad debt expense increased by $97 from the three-month period ended June 30, 1995 to the same period in 1996 due to higher specific reserve requirements recorded in the three-month period ended June 30, 1996, primarily for one specific lessee.

Depreciation expense of $1,719 for the three-month period ended June 30, 1996 represented a 3% increase from depreciation expense of $1,666 for the three-month period ended June 30, 1995. This increase is due to the increase in inventory of 6% between the two periods, tempered by the sale of the storage fleet in the third quarter of 1995. Depreciation related to the storage fleet in the three-month period ended June 30, 1995 was $17.

Management fees to affiliates were $40 lower in the three-month period ended June 30, 1996 than in the comparable period in 1995. Management fees to affiliates were 9.2% of gross revenue for the three-month period ended June 30, 1996, and 9.0% of gross revenue for the comparable period in 1995. Equipment management fees were 7% of gross revenue for both three-month periods and incentive management fees in the three-month period ended June 30, 1996 were a higher percentage of gross revenue than in the comparative period in 1995, reflecting the increase in the distribution rate to the limited partners from 9% to 9.25%.

General and administrative costs to affiliates decreased by $128 from the three-month period ended June 30, 1995 to the same period in 1996. As a percentage of gross revenue, these costs were 5.5% in the three-month period ended June 30, 1996 compared to 7.1% in the comparable period in 1995. The decrease was primarily the result of a decline in overhead costs allocable from TEM.

There was a gain of $4 on Equipment sales in the three-month period ended June 30, 1996 compared to a gain of $25 for the same period in 1995.

Net earnings per limited partnership unit decreased from $0.41 for the three-month period ended June 30, 1995 to $0.29 for the equivalent period in 1996, reflecting the decrease in net earnings from $2,598 for the three-month period ended June 30, 1995 to $1,848 for the same period in 1996.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 1996 which would result in such risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning Equipment after it comes off-lease, the risk of an uninsured loss, increases in maintenance expenses or other costs of operating the Equipment, and the effect of world trade and/or general business and economic cycles on the Partnership's operations.

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


                             TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                             (A California Limited Partnership)

                             By Textainer Financial Services Corporation
                             The Managing General Partner



                             By
                                --------------------------------
                                John R. Rhodes
                                Executive Vice President




Date: August 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                             Title                                     Date

- ----------------                      President (Principal Executive            August 12, 1996
James E. Hoelter                      Officer) and Director


- ----------------                      Executive Vice President                  August 12, 1996
John R. Rhodes                        (Principal Financial and
                                      Accounting Officer),
                                      Secretary and Treasurer

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


                             TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                             (A California Limited Partnership)

                             By Textainer Financial Services Corporation
                             The Managing General Partner



                             By    /s/ John R. Rhodes
                                  -----------------------------
                                  John R. Rhodes
                                  Executive Vice President




Date: August 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                             Title                                  Date
/s/ James E. Hoelter                  President (Principal Executive         August 12, 1996
- --------------------                  Officer) and Director
James E. Hoelter


/s/ John R. Rhodes                    Executive Vice President               August 12, 1996
- ------------------                    (Principal Financial and
John R. Rhodes                        Accounting Officer),
                                      Secretary and Treasurer