Form 10-Q
period 1996-09-30
TEXTAINER EQUIPMENT INCOME FUND III L P
filed 1996-11-12
CIK 866888

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549


                                    FORM 10Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                      QUARTERLY REPORT ON FORM 10Q FOR THE
                        QUARTER ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


                                                                                     PAGE

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995...      3

         Statements of Earnings for the nine and three months ended
         September 30, 1996 and 1995 (unaudited).................................      4

         Statements of Partners' Capital for the nine months ended
         September 30, 1996 and 1995 (unaudited).................................      5

         Statements of Cash Flows for the nine months ended
         September 30, 1996 and 1995 (unaudited).................................      6

         Notes to Financial Statements (unaudited)...............................      8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...............................................     12

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    September 30, 1996 and December 31, 1995
                             (Amounts in thousands)

                                                         1996         1995
                                                      -----------    -------
                                                      (unaudited)
ASSETS
Container rental equipment, net of accumulated
   depreciation of  $29,452 (1995: $24,768)             $82,623       85,982
Cash                                                        712          986
Accounts receivable, net of allowance
   for doubtful accounts of $1,620 (1995: $1,516)         5,091        5,966
Due from affiliates (note 5)                              1,174          119
Prepaid expenses                                              5           47
                                                        -------       ------

                                                        $89,605       93,100
                                                        =======       ======
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accounts payable                                     $   516          383
   Accrued liabilities                                      147          135
   Accrued damage protection plan costs (note 2)            420          373
   Warranty claims (note 3)                                 276          306
   Deferred quarterly distribution                          118          122
   Due to affiliates (note 5)                                89          156
   Equipment purchases payable                               56          738
                                                        -------       ------

      Total liabilities                                   1,622        2,213
                                                        -------       ------
Partners' capital:
   General partners                                          --           --
   Limited partners                                      87,983       90,887
                                                        -------       ------

      Total partners' capital                            87,983       90,887
                                                        -------       ------

                                                        $89,605       93,100
                                                        =======       ======

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS

         For the nine and three months ended September 30, 1996 and 1995
       (Dollar amounts in thousands except for unit and per unit amounts)
                                   (unaudited)

                                                  NINE MONTHS     THREE MONTHS      NINE MONTHS     THREE MONTHS
                                                        ENDED            ENDED            ENDED            ENDED
                                               SEPT. 30, 1996   SEPT. 30, 1996   SEPT. 30, 1995   SEPT. 30, 1995
                                               --------------   --------------   --------------   --------------
Rental Income                                      $   16,215            5,235           17,726            5,934
                                                   ----------       ----------       ----------       ----------

Costs and expenses:
      Direct container expenses                         2,458              831            1,868              545
      Bad debt provision                                  211               39              404              184
      Depreciation and amortization                     5,099            1,701            4,998            1,683
      Professional fees                                    24                7               45                9
      Management fees to affiliates (note 5)            1,490              485            1,597              536
      General and administrative costs
        to affiliates (note 5)                            912              272            1,188              393
      Other general and administrative costs              186               60              241               65
                                                   ----------       ----------       ----------       ----------

                                                       10,380            3,395           10,341            3,415
                                                   ----------       ----------       ----------       ----------

      Income from operations                            5,835            1,840            7,385            2,519
                                                   ----------       ----------       ----------       ----------

Other income:
      Interest income                                      59               12               50               15
      Gain on sales of equipment                          120               28              279              151
                                                   ----------       ----------       ----------       ----------

                                                          179               40              329              166
                                                   ----------       ----------       ----------       ----------

      Net earnings                                 $    6,014            1,880            7,714            2,685
                                                   ==========       ==========       ==========       ==========

Allocation of net earnings (note 5):
      General partners                             $       90               30               85               29
      Limited partners                                  5,924            1,850            7,629            2,656
                                                   ----------       ----------       ----------       ----------

                                                   $    6,014            1,880            7,714            2,685
                                                   ==========       ==========       ==========       ==========
Limited partners' per unit share
      of net earnings                              $     0.96       $     0.30       $     1.23       $     0.43

Limited partners' per unit share
      of distributions                             $     1.39       $     0.46       $     1.36       $     0.46

Weighted average number of limited
      partnership units outstanding                 6,187,841        6,175,478        6,207,318        6,200,293
                                                   ==========       ==========       ==========       ==========


See accompanying  notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL

              For the nine months ended September 30, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)

                                           PARTNERS' CAPITAL
                                    --------------------------------
                                    GENERAL     LIMITED       TOTAL
                                    -------     -------       ------

Balances at January 1, 1995          $ --        92,256       92,256

Distributions                         (85)       (8,431)      (8,516)

Redemptions (note 7)                   --          (167)        (167)

Net earnings                           85         7,629        7,714
                                     ----        ------       ------

Balances at September 30, 1995       $ --        91,287       91,287
                                     ====        ======       ======

Balances at January 1, 1996          $ --        90,887       90,887

Distributions                         (90)       (8,584)      (8,674)

Redemptions (note 7)                   --          (244)        (244)

Net earnings                           90         5,924        6,014
                                     ----        ------       ------

Balances at September 30, 1996       $ --        87,983       87,983
                                     ====        ======       ======


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)

                                                                                1996          1995
                                                                              -------        ------
Cash flows from operating activities:
   Net earnings                                                               $ 6,014         7,714
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation                                                           5,099         4,970
         Increase in allowance for doubtful accounts                              104           123
         Gain on sales of rental equipment                                       (120)         (279)
         Amortization of organization costs                                        --            28
         Changes in assets and liabilities:
            Decrease in accounts receivable                                       755           145
            (Increase) decrease in due from affiliates, net                    (1,083)          458
            Increase in accounts payable
              and accrued liabilities                                             145           131
            Decrease in warranty claim payable                                    (30)           (2)
            Increase (decrease) in accrued damage protection plan costs            47           (10)
            Decrease in prepaid expenses                                           42            41
                                                                              -------        ------

            Net cash provided by operating activities                          10,973        13,319
                                                                              -------        ------
Cash flows from investing activities:
     Proceeds from sale of container rental equipment                           1,024         1,642
     Container purchases                                                       (3,325)       (8,836)
                                                                              -------        ------

            Net cash used in investing activities                              (2,301)       (7,194)
                                                                              -------        ------
Cash flows from financing activities:
    Redemptions                                                                  (244)         (167)
    Distributions to partners                                                  (8,702)       (8,487)
                                                                              -------        ------

            Net cash used in financing activities                              (8,946)       (8,654)
                                                                              -------        ------

Net decrease in cash                                                             (274)       (2,529)
Cash at beginning of period                                                       986         3,155
                                                                              -------        ------

Cash at end of period                                                         $   712           626
                                                                              =======        ======



See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS--CONTINUED

              For the nine months ended September 30, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)


SUPPLEMENTAL DISCLOSURES:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of Equipment which had not been paid or received by the Partnership as of September 30, 1996 and 1995 and December 31, 1995 and 1994, resulting in differences in amounts recorded and amounts paid or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1996 and 1995.

                                                 Sept. 30,    Dec. 31,   Sept. 30,   Dec. 31,
                                                   1996         1995       1995        1994
                                                 ---------    --------   ---------   --------
Equipment purchases included in:
     Due to affiliates .....................       $ 19          86         306         185
     Equipment purchases payable ...........         56         738       1,616       2,929

Distributions to partners included in:
     Due to affiliates .....................         18          42          39           7
     Deferred quarterly distribution .......        118         122         124         127

Proceeds from sale of Equipment included in:
     Due from affiliates ...................        296         348         346         330
     Accounts receivable ...................         --          19         396         587

The following summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1996 and 1995.

                                                1996          1995
                                               ------        -----
Equipment purchases recorded ..............    $2,576        7,644
Equipment purchases paid ..................     3,325        8,836

Distributions to partners declared ........     8,674        8,516
Distributions to partners paid ............     8,702        8,487

Proceeds from sale of Equipment recorded...       953        1,467
Proceeds from sale of Equipment received...     1,024        1,642


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996
       (Dollar amounts in thousands except for unit and per unit amounts)
                                   (unaudited)

NOTE 1.  GENERAL

     Textainer Equipment Income Fund III, L.P. (the Partnership) is a California Limited Partnership formed in 1990. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1996 and December 31, 1995, and the results of its operations, changes in partners' capital, and cash flows for the nine- and three-month periods ended September 30, 1996 and 1995, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and the accompanying Notes included in the Partnership's audited financial statements as of December 31, 1995.

     Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Certain reclassifications of prior year amounts have been made in order to conform with the 1996 financial statement presentation.

     For the nine months ended September 30, 1996, the revenue from one lessee accounted for 10.67% of the Partnership's revenues. No other single lessee accounted for more than 10% of the Partnership's revenues and it is not anticipated that the loss of any single customer or small group of customers, would have a material adverse effect on the business of the Partnership.

NOTE 2.  DAMAGE PROTECTION PLAN

     The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated repair costs. At September 30, 1996 and December 31, 1995, this reserve was equal to $420 and $373, respectively.

NOTE 3.  WARRANTY CLAIMS

     During 1992 and 1995, the Partnership settled warranty claims against an Equipment manufacturer. The Partnership is amortizing the settlement amounts over the remaining useful life of the Equipment (between seven and eight years), reducing maintenance and repair costs over that time. At September 30, 1996 and December 31, 1995, the unamortized portion of the settlement amounts was $276 and $306, respectively.

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED


NOTE 4.  ACQUISITION OF EQUIPMENT

     During the nine-month periods ended September 30, 1996 and 1995, the Partnership purchased Equipment with a cost of $2,576 and $7,644, respectively.


NOTE 5.  TRANSACTIONS WITH AFFILIATES

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners or TAS an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $156 and $427 of equipment acquisition fees as a component of container costs during the nine-month periods ended September 30, 1996 and 1995, respectively. The Partnership incurred $361 and $120 of incentive management fees during the nine- and three-month periods ended September 30, 1996, respectively, and $356 and $121 for the comparable periods ended September 30, 1995. No equipment liquidation fees were incurred during either period.

     The Equipment of the Partnership is managed by TEM. Prior to the sale of the Partnership's storage fleet during 1995, TEM had entered into an agreement with its wholly-owned subsidiary Textainer Storage Services (TSS) to manage storage containers owned by the Partnership and other owners (note 8). In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from Equipment leasing operations; such cash is included in the amount due from affiliates at September 30, 1996 and December 31, 1995.

     Subject to certain reductions, TEM receives a monthly Equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. For the nine- and three-month periods ended September 30, 1996, these fees totaled $1,129 and $365, respectively, and $1,241 and $415 for the comparable periods ended September 30, 1995. Such fees are either retained by TEM or, prior to the sale of the storage fleet, the fees allocable to TSS, if any, were passed through to TSS by TEM for services rendered. The Equipment is or was leased by TEM and TSS to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating leases with limited terms and no purchase option.

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

     Certain indirect general and administrative costs incurred in performing administrative services necessary to the operation of the Partnership are borne by TEM and, prior to the sale of the storage fleet, TSS. Such costs are allocated to the Partnership based on the ratio of the Partnership's interest in managed Equipment to the total equipment managed by TEM and TSS. Indirect general and administrative costs allocated to the Partnership were $802 and $239 for the nine- and three-month periods ended September 30, 1996, respectively, and $1,019 and $336 for the comparable periods ended September 30, 1995.

     TFS, in its capacity as managing general partner, also incurred general and administrative costs of $110 and $33 for the nine- and three-month periods ended September 30, 1996, respectively, and $169 and $57 for the equivalent periods ended September 30, 1995, which were reimbursed by the Partnership.

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


     At September 30, 1996 and December 31, 1995, due from and to affiliates are comprised of:

                                                                          1996         1995
                                                                         ------        ----
                    Due from affiliates:
                          Due from TEM and TSS .......................   $1,174         119
                                                                         ======         ===
                    Due to affiliates:
                          Due to TAS..................................   $   18          54
                          Due to TFS..................................       50          76
                          Due to TGH and TL...........................        1          10
                          Due to TCC..................................       20          16
                                                                         ------         ---
                                                                         $   89         156
                                                                         ======         ===

     These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and payment of net rental revenues from TEM and TSS.

NOTE 6.  RENTALS UNDER OPERATING LEASES

     The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of September 30, 1996:

                         Year ending September 30:
                         1997......................................    $1,439
                         1998......................................       306
                         1999......................................       117
                         2000......................................        31
                                                                       ------
                         Total minimum future rentals receivable...    $1,893
                                                                       ======

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS--CONTINUED


NOTE 7.  REDEMPTIONS

      The following redemption offerings were consummated by the Partnership during the nine-month period ended September 30, 1996:

                                                                            AVERAGE
                                                      UNITS REDEEMED    REDEMPTION PRICE    AMOUNT PAID
                                                      --------------    ----------------    -----------
           Balance at December 31, 1995..........        55,907            $15.53             $  868

               Quarter ended :
                 March 31, 1996..................         4,350            $13.94                 61
                 September 30, 1996..............        14,265            $12.88                183
                                                         ------

           Fund to date at September 30, 1996 ...        74,522            $14.94             $1,112
                                                         ======                               ======


      The redemption price is fixed by formula and varies depending on the length of time the units have been outstanding.

NOTE 8.  SALE OF STORAGE FLEET

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       (Dollar amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the nine- and three-month periods ended September 30, 1996 and 1995. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

From January 16, 1991 until May 4, 1992, the Partnership was involved in the offering of limited partnership interests to the public. On May 4, 1992, the Partnership's offering of limited partnership interests was closed at $125,000.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. The Partnership redeemed 18,615 units for a total dollar amount of $244, representing an average redemption price of $13.13, during the nine-month period ended September 30, 1996. From the inception of the Partnership through September 30, 1996, the Partnership has redeemed a total of 74,522 units for $1,112, representing an average redemption price of $14.94. The Partnership has used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations prior to its distribution or reinvestment in additional Equipment in short-term, highly liquid investments. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions, or (ii) $100. At September 30, 1996, the Partnership's cash of $712 was invested in a market-rate account.

During the nine-month period ended September 30, 1996, the Partnership declared cash distributions to limited partners pertaining to the period from December 1995 through August 1996 in the amount of $8,584. These distributions represent a return of 9.25% of original capital (measured on an annualized basis) on each unit. On a GAAP basis $2,660 of these distributions was a return of capital and the balance was from net earnings. On a cash basis all of these distributions were from operations.

For the nine-month period ended September 30, 1996, the Partnership had net cash provided by operating activities of $10,973, compared with net cash provided by operating activities of $13,319 for the comparable period ended September 30, 1995. This decrease was primarily attributable to a decrease in income from operations, resulting from a decline in rental income of $1,511 or 9% and an increase in direct operating expenses of $590 or 32%, partially offset by a decrease in accounts receivable from operations. The decrease in rental income and increase in direct operating expenses resulted primarily from a lower utilization rate and drop in rental rates for the Partnership's Equipment. Additionally, net cash from operations was impacted by an increase in due from affiliates, which reflects timing differences in the accrual and payment of net rental revenues, fees and other expenses to or from TEM and affiliates.

The Partnership's principal lessees, shipping lines, are currently experiencing over-capacity, in part due to the delivery of new, large capacity ships. This over-capacity has caused shipping lines to reduce freight rates and has affected the profitability of their business, resulting in the need to reduce costs. This is producing downward pressure on lease rates. Delays in the remittance of rental payments, and in extreme cases, bankruptcy of some shipping lines may occur if profitability continues to erode. As noted above and discussed more fully below under "Results of Operations", utilization rates have reflected a lower demand for containers, and this over-capacity could also further affect utilization.

Net cash used in investing activities (the purchase and sale of Equipment) for the nine-month period ended September 30, 1996 was $2,301, compared with $7,194 for the nine-month period ended September 30, 1995. This difference is primarily due to the fact that, on a cash basis, the Partnership purchased more Equipment in 1995 (because of an increased availability of proceeds from the sale of a trailer fleet that were received in 1994) than in the same period in 1996. Proceeds from the sale of container rental Equipment were higher in the nine-month period ended September 30, 1995 than in the same period in 1996. Consistent with its investment objectives and the General Partners' determination that Equipment can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from Equipment sales in additional Equipment.

RESULTS OF OPERATIONS

The Partnership's operations, which consist of rental income, container depreciation, direct operating expenses, management fees, and reimbursement of administrative expenses, were directly related to the size of the fleet (inventory) during the nine-month periods ended September 30, 1996 and 1995, as well as certain other factors as discussed below. The following is a summary of the Equipment (in units) available for lease during those periods:

                                              1996             1995
                                              ----             ----
                Opening inventory ......     30,236           28,426
                Closing inventory ......     30,642           30,315
                Average ................     30,439           29,371

The average inventory (in units) increased by 4% from the nine-month period ended September 30, 1995 to the equivalent period in 1996. Average inventory increased mainly due to reinvestment of proceeds from sales of used equipment and from proceeds received during the latter part of 1995 from the sale of the Partnership's storage fleet.

Rental income and direct operating expenses are also affected by the lease utilization percentages for the Equipment, which were 86% and 93% on average during the nine-month periods ended September 30, 1996 and 1995, respectively. In addition, rental income is affected by daily rental rates, which have also decreased as discussed below.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 1996 and 1995.

The Partnership's income from operations for the nine-month periods ended September 30, 1996 and 1995 was $5,835 and $7,385, respectively, on rental income of $16,215 and $17,726, respectively. The decrease in rental income of $1,511, or 9%, from the nine-month period ended September 30, 1995 to the same period in 1996 was primarily attributable to income from Equipment rentals, the major component of total rental income, which decreased by $1,314, or 8%, from 1995 to 1996. Income from Equipment rentals is largely dependent upon three factors: Equipment available for lease (average inventory), average on-hire (utilization) percentage, and average daily rental rates. Despite average inventory increasing 4%, average utilization decreased 8%, and average daily rental rates decreased by 4% from the nine-month period ended September 30, 1995 to the same period in 1996.

Utilization began to decrease in the last quarter of 1995 and has continued to decline in the first three quarters of 1996. The General Partners believe that this softening in demand has been due, in part, to a slow-down in activity in the Asia-North America trade route. Additionally, as noted above, the Partnership's principal lessees, shipping lines, are currently experiencing over-capacity, which may adversely affect rental payments and/or rates and utilization which is likely affecting rental rates. Rental rates have also been restrained by quantity rate discounts granted to the Partnership's larger Equipment lessees.

Substantially all of the Partnership's rental income was generated from the leasing of Equipment under short-term operating leases.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for dropping off Equipment at less desirable locations as adjusted by credits granted to lessees for pick up of Equipment from less desirable locations (location income), income for handling and returning Equipment and income from charges to the lessees for a damage protection plan. For the nine-month period ended September 30, 1996, the total of these other revenue items was $1,244, a decrease of $198 compared to the equivalent period in 1995. This decrease was primarily due to location income, which decreased $265 from the nine-month period ended September 30, 1995 to the equivalent period in 1996. The decline in location income is mainly due to an increase in pick-up credits to lessees for Equipment leased at less desirable locations, which was largely driven by decreased demand for Equipment.

Direct operating expenses, excluding bad debt expense, increased by $590 from the nine-month period ended September 30, 1995 to the same period in 1996. The primary component of this increase was costs incurred for storage, which increased by $462 between periods. This cost increased due to a decline in utilization rates from the nine-month period ended September 30, 1995 to the same period in 1996. Additionally, maintenance expenses associated with the damage protection plan increased by $111 from the nine-month period ended September 30, 1995 to the same period in 1996, due to a higher cost to repair the units in the nine-month period ended September 30, 1996 versus the comparable period in 1995. Repositioning expense also increased by $89 from the nine-month period ended September 30, 1995 to the same period in 1996, due to the decrease in demand for Equipment, requiring the repositioning of Equipment to more desirable leasing locations.

Bad debt expense decreased by $193 from the nine-month period ended September 30, 1995 to the same period of 1996. The decrease was primarily due to a reduction in reserve requirements for a specific lessee as a result of a partial resolution of payment problems with that lessee during the first quarter of 1996 and due to higher reserve requirements for two particular lessees in the nine-month period ended September 30, 1995 than in the same period of 1996. This was tempered by an increase in the reserve requirements for another lessee recorded during the second quarter of 1996.

Depreciation and amortization expense increased by $101 from the nine-month period ended September 30, 1995 to the equivalent period in 1996. Depreciation increased by $129 or 3% due to an increase in average inventory of 4%, tempered by the elimination of depreciation for storage containers in the nine-month period ended September 30, 1996 resulting from the sale of the storage fleet in the third quarter of 1995. In the nine-month period ended September 30, 1995, there was depreciation expense of $45 related to the storage fleet. Organization costs were fully amortized at December 31, 1995.

Management fees to affiliates were 9.2% and 9.0% of rental income for the nine-months ended September 30, 1996 and 1995, respectively. Incentive management fees, which are based on the Partnership's distributions to the limited and general partners and capital raised were 2.2% of gross revenue in the nine-months ended September 30, 1996 and 2.0% of gross revenue in the comparative period in 1995. The increase reflects the increase in the distribution rate to the limited partners from 9% to 9.25% in the third quarter of 1995. Equipment management fees were 7% of gross revenue for both periods.

General and administrative costs to affiliates decreased by $276 in the nine-month period ended September 30, 1996 compared to the same period in 1995. These costs were 6.7% of gross revenue for the nine-month period ended September 30, 1995 compared to 5.6% for the same period in 1996. The decrease was primarily the result of a decline in the overhead costs allocated from TEM and overhead costs relating to the storage fleet sold in 1995 which did not re-occur in 1996.

Other income contained a gain on sales of Equipment of $120 for the nine-month period ended September 30, 1996 compared to a gain of $279 for the equivalent period ended September 30, 1995. Interest income increased by $9 from the nine-month period ended September 30, 1995 to the comparable period in 1996.

Net earnings per limited partnership unit decreased from $1.23 for the nine-month period ended September 30, 1995 to $0.96 for the equivalent period in 1996, reflecting the decrease in net earnings from $7,714 for the nine-month period ended September 30, 1995 to $6,014 for the same period in 1996.

The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 1996 and 1995.

The Partnership's income from operations for the three-month periods ended September 30, 1996 and 1995 was $1,840 and $2,519, respectively, on rental income of $5,235 and $5,934, respectively. The decrease in rental income from the three-month period ended September 30, 1995 to the equivalent period in 1996 was primarily attributable to income from Equipment rentals, the major component of total rental income, which decreased from $5,572 for the three-month period ended September 30, 1995 to $4,881 for the same period in 1996, a decrease of $691 or 12%. Although average inventory increased by 3%, average utilization decreased by 11% and rental rates decreased by 5% from the three-month period ended September 30, 1995 to the three-month period ended September 30, 1996.

The balance of rental income for the three-month period ended September 30,1996 was $386 compared to $362 for the same period in 1995, a decrease of $24 or 7%. The decrease was primarily related to an increase in pick-up credits, reducing location income from $141 in the three-month period ended September 30, 1996 to $75 in the comparable period in 1995, a change of $66. The increased pick-up credits were driven by declining utilization and a lower demand for Equipment.

Direct operating expenses, excluding bad debt expense, increased by $286 from the three-month period ended September 30, 1995 to the three-month period ended September 30, 1996. This increase was mainly due to storage expense which increased from $115 for the three-month period ended September 30, 1995 to $309 in the equivalent period in 1996. This increase was the result of lower utilization rates. Additionally, repair expenses for Equipment covered under the damage protection plan increased by $83 for the three-month period ended September 30, 1996 compared to the same period in 1995. This increase is due to higher average repair costs in 1996 than in 1995.

The provision for bad debt expense decreased by $145 from the three-month period ended September 30, 1995 to the same period in 1996 due to lower specific reserve requirements recorded in the three-month period ended September 30, 1996.

Depreciation and amortization increased by $18 from the three-month period ended September 30, 1995 to the equivalent period in 1996. Depreciation expense alone increased $28 from the three-month period ended September 30, 1995 to the equivalent period in 1996. This represents a 2% increase, primarily due to the increase in inventory of 3% between the two periods, tempered by the sale of the storage fleet in the third quarter of 1995. Depreciation related to the storage fleet in the three-month period ended September 30, 1995 was $11.

Management fees to affiliates were $51 lower in the three-month period ended September 30, 1996 than in the comparable period in 1995. Equipment management fees were 7% of gross revenue for both three-month periods and incentive management fees in the three-month period ended September 30, 1996 were comparable to the equivalent period in 1995.

General and administrative costs to affiliates decreased by $121 from the three-month period ended September 30, 1995 to the same period in 1996. As a percentage of gross revenue, these costs were 5.2% in the three-month period ended September 30, 1996 compared to 6.6% in the comparable period in 1995. The decrease was primarily the result of a decline in overhead costs allocable from TEM.

There was a gain of $28 on Equipment sales in the three-month period ended September 30, 1996 compared to a gain of $151 for the same period in 1995. Interest income decreased by $3 in the three-month period ended September 30, 1996 compared to the same period in 1995.

Net earnings per limited partnership unit decreased from $0.43 for the three-month period ended September 30, 1995 to $0.30 for the equivalent period in 1996, reflecting the decrease in net earnings from $2,685 for the three-month period ended September 30, 1995 to $1,880 for the same period in 1996.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 1996 which would result in such risk materializing.

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



Date: November 14, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                  Title                              Date
---------                  -----                              ----

/s/ James E. Hoelter       President (Principal Executive     November 14, 1996
----------------------     Officer) and Director
James E. Hoelter

/s/ John R. Rhodes         Executive Vice President           November 14, 1996
----------------------     (Principal Financial and
John R. Rhodes             Accounting Officer),
                           Secretary and Treasurer
