Form 10-K
period 1996-12-31
TEXTAINER EQUIPMENT INCOME FUND III L P
filed 1997-03-27
CIK 866888

TEXTAINER FINANCIAL SERVICES CORPORATION
                   650 California Street, 16th Floor
                         San Francisco, CA 94108


March 26, 1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund III, L.P. (the "Partnership") the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

The financial statements included in the enclosed Annual Report on Form 10K do not reflect a change from the preceding year in any accounting principles or practices, or in the method of applying any such principles or practices.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Sincerely,

Nadine Forsman
Controller

               SECURITIES AND EXCHANGE COMMISSION
                     Washington DC 20549

                          FORM 10K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1996

                 Commission file number 0-20140

            TEXTAINER EQUIPMENT INCOME FUND III, L.P.
      (Exact name of Registrant as specified in its charter)

    California                                                   94-3121277
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

650 California Street, 16th Floor, San Francisco, CA                 94108
      (Address of Principal Executive Offices)                     (ZIP Code)

                          (415) 434-0551
          Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

                               NONE

Securities registered pursuant to Section 12(g) of the Act:

         LIMITED PARTNERSHIP DEPOSITARY UNITS (THE "UNITS")
                         (TITLE OF CLASS)

        LIMITED PARTNERSHIP INTERESTS (UNDERLYING THE UNITS)
                         (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[  ]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days prior to the date of the filing.

Not Applicable.

Documents Incorporated by Reference

The Registrant's Prospectus as contained in Pre-Effective Amendment No. 2 to the Registrant's Registration Statement dated and filed with the Commission December 21, 1990 as supplemented by Post-Effective Amendment No. 1, 2 and 3 filed with the Commission under Section 8 (c) of the Securities Act of 1933 on March 1, 1991, January 13, 1992 and February 4, 1992, respectively.

                                PART I


ITEM 1.  DESCRIPTION OF BUSINESS

For more detailed information about the Registrant's business, see "Business of the Partnership" in the Registrant's Prospectus as supplemented.

(a)      General Development of Business

         The Registrant is a California Limited Partnership formed as of July 26, 1990 to purchase, own, operate, lease, and sell equipment (the
         Equipment) used in the containerized cargo shipping industry. The Registrant commenced offering units representing limited partnership interests (Units) to the public on January 16, 1991 in accordance with its Registration Statement, and ceased to offer such Units as of May 4, 1992 when the Registrant had raised a total of $125,000,000 from the offering.

         See Item 10 herein for a description of the Registrant's General Partners.

(b)      Financial Information About Industry Segments

         Inapplicable.

(c)      Narrative Description of Business

(c)(1)(i) A container leasing company generally, and the Registrant specifically, is an operating business comparable to a rental car business. A customer can lease a car from a bank leasing department for a monthly charge which represents the cost of the car, plus interest, amortized over the term of the lease; or the customer can rent the same car from a rental car company at a much higher daily lease rate. The customer is willing to pay the higher daily rate for the convenience and value-added features provided by the rental car company, the most important of which is the ability to pick up the car where it is most convenient, use it for the desired period of time, and then drop it off at a location convenient to the customer. Rental car companies compete with one another on the basis of lease rates, availability of cars, and the provision of additional services. They generate revenues by maintaining the highest lease rates and the highest utilization factors that market conditions will allow, and by augmenting this income with proceeds from sales of insurance, drop-off fees, and other special charges. A large percentage of lease revenues earned by car rental companies are generated under corporate rate agreements wherein, for a stated period of time, employees of a participating corporation can rent cars at specific terms, conditions and rental rates. Buying the cars at fleet prices and selling them in the secondary market are also key elements to the successful operation of a rental car business.

                  Container leasing companies and the Registrant operate in a similar manner by owning and leasing a worldwide fleet of new and used transportation containers to international shipping companies hauling various types of goods among numerous trade routes. In addition to paying a daily rental rate, all lessees must either provide physical damage and liability insurance or purchase a damage waiver from the Registrant, in which case the Registrant agrees to pay the cost of repairing any physical damage to containers caused by lessees, special handling fees and/or drop-off charges may also be charged in certain markets. Container leasing companies compete with one another on the basis of lease rates, availability of equipment and services provided. Revenues and profits are generated by maintaining the highest lease rates and the highest equipment utilization factors allowed by market conditions. Rental revenues from containers result primarily under master leases which are comparable to the corporate rate agreements used by rental car companies. The master leases provide that container leasing customers, for a specified period of time, may rent containers at specific terms, conditions and rental rates. Although the terms of the master lease governing each container do not vary, the number of containers in use can vary from time to time within the term of the master lease. The terms and conditions of the master lease provide that the lessee pays a daily rental rate for the entire time the container is in his possession (whether or not he is actively using it), is responsible for any damage, and must insure the container against liabilities. For a more detailed discussion of the leases for the Partnership Equipment, see "Leasing Policy" under "Business of the Partnership" in the Registrant's Prospectus as supplemented. Rental car companies usually purchase only new cars, but since containers are completely standardized, a used container in serviceable condition usually rents for the same rate as a new one although the purchase price is lower. The Registrant also sells containers in the course of its business if opportunities arise or at the end of the container's useful life. See "Business of the Partnership" in Registrant's Prospectus, as supplemented.

(c)(1)(ii)        Inapplicable.

(c)(1)(iii)       Inapplicable.

(c)(1)(iv)        Inapplicable.

(c)(1)(v)         Inapplicable.

(c)(1)(vi)        Inapplicable.

(c)(1)(vii) No single lessee had rental billings for the year ended December 31, 1996 which was 10% or more of the total rental billings of the Registrant.

(c)(1)(viii)      Inapplicable.

(c)(1)(ix)        Inapplicable.

(c)(1)(x) There are approximately 80 container leasing companies of which the top ten control approximately 93% of the total equipment held by all container leasing companies. The top two container leasing companies control approximately 28% each of the total equipment held by all container leasing companies. Textainer Equipment Management Limited, an Associate General Partner of the Registrant and the manager of its marine container equipment, is the third largest container leasing company and controls approximately 9% of the equipment held by all container leasing companies. The Registrant alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price and the provision of worldwide service to the international shipping community. Additionally, shipping alliances and other operational consolidations among shipping lines have recently allowed shipping lines to operate with fewer containers, thereby decreasing the demand for leased containers. Competition among lessors such as the Registrant has, therefore, increased.

(c)(1)(xi)        Inapplicable.

(c)(1)(xii)       Inapplicable.

(c)(1)(xiii)      The Registrant has no employees.  Textainer Financial Services
                  Corporation   (TFS),  the  managing  General  Partner  of  the
                  Registrant, is responsible for the overall management of the business of the Registrant and has 26 employees. Textainer
                  Equipment  Management  Limited  (TEM),  an  Associate  General
                  Partner, is responsible for the management of the leasing operations of the Registrant and has a total of 138 employees.

(d)      Financial  Information about Foreign and Domestic Operations and Export
         Sales.

         The Registrant is involved in the leasing of shipping containers to international shipping companies for use in world trade and approximately 17.10%, 14.44%, and 19.81%, of the Registrant's rental revenue during the years ended December 31, 1996, 1995 and 1994, respectively, was derived from operations sourced or terminated domestically. These percentages do not reflect the proportion of the Partnership's income from operations generated in domestic waterways. Substantially all of the Partnership's income is derived from assets employed in foreign operations. See "Business of the Partnership" and for discussion of the risks of leasing containers for use in world trade, "Risk Factors" in the Registrant's Prospectus, as supplemented.

ITEM 2 - PROPERTIES

As of December 31, 1996, the Registrant owned the following types and quantities of equipment:

         20-foot standard dry freight containers                                             10,528
         40-foot standard dry freight containers                                             13,533
         40-foot high cube dry freight containers                                             6,544
                                                                                            -------
                                                                                             30,605

During December 1996, approximately 79% of these shipping containers were on lease to international shipping companies and the balance was being stored at shipping container manufacturers' locations and a large number of storage depots located worldwide.

For  information  about  the  Registrant's   property,   see  "Business  of  the
Partnership" in the Registrant's Prospectus, as supplemented.

ITEM 3 - LEGAL PROCEEDINGS

The Registrant is not subject to any legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Inapplicable.

                                PART II

ITEM 5 - MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND RELATED STOCKHOLDER
         MATTERS

(a)      Market Information.

(a)(1)(i) The units of limited partnership in the Registrant are not publicly traded and there is no established trading market for such Units. The Registrant has a program whereby Limited Partners may redeem Units for a specified redemption price.

(a)(1)(ii)        Inapplicable.

(a)(1)(iii)       Inapplicable.

(a)(1)(iv)        Inapplicable.

(a)(1)(v)         Inapplicable.

(a)(2)            Inapplicable.

(b)      Holders.

(b)(1) As of January 1, 1997 there were 8,138 holders of record of limited partnership interests in the Registrant.

(b)(2)            Inapplicable.

(c)      Dividends.

         Inapplicable.

For details of the distributions which are made monthly by the Registrant to its limited partners, see Item 6 "Selected Financial Data".

ITEM 6 - SELECTED FINANCIAL DATA

          (Dollar amounts in thousands except for per unit amounts)

                                                                   Year Ended December 31,
                                        -------------------------------------------------------------------------------
                                             1996            1995             1994             1993           1992
                                             ----            ----             ----             ----           ----

Rental Income                              $   21,349          23,724             23,007        22,601         20,874

Net Earnings                               $    7,795          10,319              8,217         4,234          4,959

Net Earnings Per Unit of
    Limited Partnership Interest           $     1.24            1.64              1.30            .66            .90

Distributions Per Unit of
    Limited Partnership Interests          $     1.85            1.82              1.66           1.89           2.09

Distributions Per Unit of
   Limited Partnership Interest
   representing a return of capital        $     0.61            0.18              0.36           1.23           1.19

Total Assets                               $   88,765          92,981            96,128        100,947        106,455

Outstanding Balance on
Revolving Credit Line                      $        -              -                  -          3,450          1,500

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      (Dollar amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the years ended December 31, 1996, 1995 and 1994. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From January 16, 1991 until May 4, 1992, the Partnership was involved in the offering of limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on February 11, 1991, and on May 4, 1992, the Partnership's offering of limited partnership interests was closed at $125,000.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded, at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the year ended December 31, 1996, the Partnership redeemed 25,191 units for a total dollar amount of $323, representing an average redemption price of $12.80. The Partnership has used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations prior to its distribution or reinvestment in additional equipment in short-term, highly liquid investments. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions or (ii) $100. At December 31, 1996, the Partnership's cash of $2,426 was invested in a market-rate account.

During the year ended December 31, 1996, the Partnership declared cash distributions to limited partners pertaining to the period from December 1995 through November 1996 in the amount of $11,438. These distributions represent 9.25% of original capital (measured on an annualized basis) on each unit. Of these distributions, on a GAAP basis, $3,763 was a return of capital and the balance was from net earnings. On a cash basis, all of these distributions were from operations.

At December 31, 1996, the Partnership had committed to purchase Equipment at an approximate total purchase price of $265, which includes acquisition fees of $13. The Partnership expects to fund the purchase of Equipment with its cash on hand. In the event the Partnership decides not to purchase the Equipment, one of the General Partners or its affiliates will retain the Equipment for its own account.

For the year ended December 31, 1996, the Partnership had net cash provided by operating activities of $15,353, compared with net cash provided by operating activities of $17,496 for the year ended December 31, 1995. This decrease was primarily attributable to a decrease in net earnings of $2,524, offset slightly by a decrease in accounts receivable from operations of $629. Net earnings decreased 25% in 1996 from 1995 due to a 10% decrease in rental income and a 32% increase in direct container expenses. The decrease in rental revenues between periods was due to a decline in utilization and rental rates and the increase in direct container expenses between the periods was primarily due to the decline in utilization. Accounts receivable decreased overall due to lower rental income.

Certain factors have adversely affected and may continue to adversely affect the Partnership's operations. Shipping lines, which are the Partnership's principal lessees, continue to experience over-capacity which is directly related to: (i) the delivery of new and much larger ships and, (ii) a general slow-down in the growth of world containerized cargo trade. This over-capacity has led to lower shipping rates, resulting in shipping lines' need to reduce operating costs. The drive to reduce costs, coupled with the availability of inexpensive financing and lower container prices, encouraged shipping lines to purchase, rather than lease, a greater number of new containers in 1996 than in previous years. All of these factors have led to: (i) a downward pressure on container lease rates;
(ii) an increase in leasing incentives and other discounts being granted to shipping lines by container lessors; and (iii) a decline in utilization of leased containers. Declining container utilization is discussed more fully below under "Results of Operations".

Net cash used in investing activities (the purchase and sale of Equipment) for the year ended December 31, 1996 was $1,994, compared to $8,008 for the year ended December 31, 1995. This difference is due to the fact that, on a cash basis, the Partnership purchased more equipment in the year ended December 31, 1995 than in the equivalent period in 1996, primarily due to reinvestment of proceeds from the sale of its trailer fleet in September and October of 1994. Consistent with its investment objectives, and the General Partners' determination that the Equipment can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from future Equipment sales in additional Equipment.

Results of Operations

The Partnership's income from operations, which consists of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the container fleet ("inventory") during each of the three years ended December 31, 1996, 1995 and 1994. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                             1996             1995            1994
                                                             ----             ----            ----

                Opening inventory.......................      30,236           28,426          28,122
                Closing inventory.......................      30,605           30,236          28,426
                Average.................................      30,421           29,331          28,274

The average inventory (in units) increased by 3.7% from the year ended December 31, 1995 to the equivalent period in 1996 and from the year ended December 31, 1994 to the same period in 1995. Average inventory increased between both periods mainly due to purchases of new equipment in 1995 and 1996 with proceeds from the sales of the Partnership's storage and trailer fleets.

Rental income and direct container expenses are also affected by the lease utilization percentages for the Equipment, which were 84%, 93%, and 90% on average during the years ended December 31, 1996, 1995 and 1994, respectively. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operations for the years ended December 31, 1996, 1995 and 1994.

The Partnership's income from operations for the years ended December 31, 1996 and 1995 was $7,569 and $10,003, respectively, on rental income of $21,349 and $23,724, respectively. The decrease in rental income of $2,375 or 10%, from the year ended December 31, 1995 to 1996, was primarily attributable to income from container rentals, the major component of total revenue, which decreased by $2,105, or 9.7% from 1995 to 1996. Income from container rentals is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage, and average daily rental rates. Average inventory increased 3.7%, average utilization decreased 10%, and average daily rental rates decreased 4% from the year ended December 31, 1995 to the year ended December 31, 1996.

The Partnership's income from operations for the years ended December 31, 1995 and 1994 was $10,003 and $7,509, respectively, on rental income of $23,724 and $23,007, respectively. The increase in rental income of $717, or 3% from the year ended December 31, 1994 to 1995 was primarily attributable to income from container rentals, which increased by $1,075, or 5% from 1994 to 1995. Average inventory increased 3.7%, average utilization increased 3%, and average daily rental rates were generally stable from the year ended December 31, 1994 to the year ended December 31, 1995.

Container utilization began to decline in late 1995 and that decline has persisted throughout 1996 and into 1997. The General Partners believe that this decrease in demand for leased containers is the result of recent adverse changes in the business of its shipping line customers. These changes consist principally of: (i) a general slowdown in the growth of world containerized cargo trade, particularly in the Asia-North America and Asia-Europe trade routes; (ii) over-capacity resulting from the 1996 and 1997 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; (iii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers thereby decreasing the demand for leased containers; and
(iv) as noted above, shipping lines' purchased, rather than leased a greater number of containers. All of these factors have led to lower utilization of leased containers, which in turn has led to downward pressure on container rental rates and higher leasing incentives and other discounts for leased containers, further eroding Partnership profitability. For the near term, the General Partners do not foresee any changes in this outlook and caution that both utilization and lease rates could continue to decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's Equipment under short-term operating leases.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from less desirable locations (location income), income for handling and returning marine containers and income from charges to the lessees for a damage protection plan. For the year ended December 31, 1996, the total of these other rental income items was $1,697, a decrease of $270 from the equivalent period in 1995. This decrease was primarily due to location income, which decreased by $324 due to lower demand for containers which drove down drop-off charges and increased pick-up credits to lessees for picking up Units at less desirable locations. For the year ended December 31, 1995, the total of these other rental income items was $1,967, a decrease of $358 over the equivalent period in 1994 due primarily to the sale of the trailer fleet in 1994 which had generated $455 in other lease-related income during 1994.

Direct container expenses (excluding bad debt expense), increased by $809 from the year ended December 31, 1995, to the same period in 1996. The increase in direct expenses were due to increases in costs incurred for storage, maintenance and repair (both for containers covered and not covered by the Partnership's damage protection plan) and costs incurred for the repositioning of containers. Storage costs increased due to lower utilization. Maintenance and repair costs were higher in the year ended December 31, 1996, due to higher per unit repair costs compared to the same period in 1995. Repositioning costs increased due to an increase in the number of units repositioned as a result of inventory build-up in lower demand locations.

Direct container expenses, (excluding bad debt expense), decreased by $1,133 from the year ended December 31, 1994, to the same period in 1995. The three primary components of this decrease were costs incurred for storage expenses, maintenance expense (both for containers covered and not covered by the Partnership's damage protection plan) and repositioning costs. Storage and repositioning costs decreased due to higher utilization rates in the year ended December 31, 1995, compared to the same period in 1994. Maintenance costs were higher in the year ended December 31, 1994, than in 1995, due to the accrual in 1994 for future estimated repair costs on the European trailer fleet, subsequently sold in the second half of 1994.

Bad debt expense decreased by $300 from the year ended December 31, 1995, to the same period of 1996, primarily due to lower reserve requirements for three specific lessees. Bad debt expense decreased by $529 from the year ended December 31, 1994, to the same period in 1995 due to lower specific reserve requirements in the year ended December 31, 1995, primarily for two specific lessees which did not require significant additional reserves in 1995, as well as the sale of the trailer and storage fleets in 1994 which had related bad debt expense totaling $87 for the year ended December 31, 1994.

Depreciation and amortization expenses increased by $90 from the year ended December 31, 1995, to 1996, primarily due to an increase in the average fleet size.

Depreciation and amortization expenses decreased by $132 from the year ended December 31, 1994, to 1995, due to the sale of the trailer fleet in 1994 and sale of both storage fleets, one in 1994 and the other in 1995.

Management fees to affiliates were 9.2% and 8.8% of rental income for the years ended December 31, 1996 and 1995, respectively. Incentive management fees, which are based on the Partnership's distributions to the limited and general partners, were 2.3% and 2.0% of gross revenue in the years ended December 31, 1996 and 1995. Equipment management fees were 7% of gross revenue for both periods.

Management fees to affiliates increased by $35 from the year ended December 31, 1994 to the same period in 1995. The increase is mostly due to an increase in incentive management fees. Distribution rates ranged from 9% to 9.25% during the year ended December 31, 1995 whereas distribution rates in 1994 ranged from 8% to 9%.

General and administrative costs to affiliates decreased by $391 in the year ended December 31, 1996, compared to the same period in 1995. These costs were 5.4% of total gross rental income for the year ended December 31, 1996, compared to 6.5% for the same period in 1995. This decrease was the result of a decrease in overhead costs allocated from TEM.

General and administrative costs to affiliates decreased by $106 in the year ended December 31, 1995, compared to the same period in 1994. These costs were 6.5% of total gross rental income for the year ended December 31, 1996, compared to 7.2% for the same period in 1994. This decrease was the result of a decline in allocable overhead from Contrail International Services B.V. (CIS) and Multi-Storage Systems Limited (MSS) associated with the sale of the trailer and storage fleet in 1994.

Other income contained a gain on sales of equipment of $140 for the year ended December 31, 1996, compared to a gain of $262 for the year ended December 31, 1995. The gain on sales of equipment in 1995 includes the gain on the sale of the storage fleet. Interest income increased by $32 from the year ended December 31, 1995, to the comparable period in 1996.

Other income contained a gain on sales of equipment of $262 for the year ended December 31, 1995, compared to a gain of $715 for the year ended December 31, 1994. The gain in 1994 was primarily due to the sale of the trailer fleet. Interest income decreased by $9 from the year ended December 31, 1994, to the comparable period in 1995. Interest expense decreased by $70 from the year ended December 31, 1994 to the year ended December 31, 1995 due to repayment of the credit facility in 1994.

Net earnings per limited partnership unit decreased from $1.64 to $1.24 per unit from the year ended December 31, 1995, to the year ended December 31, 1996, reflecting the decrease in net earnings from $10,319 for the year ended December 31, 1995, to $7,795 for the same period in 1996. Net earnings per limited partnership unit increased from $1.30 to $1.64 per unit from the year ended December 31, 1994, to the year ended December 31, 1995, reflecting the increase in net earnings from $8,217 in 1994 to $10,319 in 1995.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of December 31, 1996 which would result in such risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning Equipment after it comes off-lease, the risk of an uninsured loss, increases in maintenance expenses or other costs of operating the Equipment, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Risk Factors" in the Partnership's Prospectus, as supplemented, for additional information on risks of the Partnership's business.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Attached pages 11 to 24.

                        Independent Auditors' Report


The Partners
Textainer Equipment Income Fund III, L.P.:

We have audited the accompanying balance sheets of Textainer Equipment Income Fund III, L.P. (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of earnings, partners' capital and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Textainer Equipment Income Fund III, L.P. as of December 31, 1996 and 1995, and the results of its operations, its partners' capital and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.


                        KPMG Peat Marwick LLP



San Francisco, California
February 17, 1997

                              TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                                  (a California limited partnership)

                                         Balance Sheets

                                    December 31, 1996 and 1995
                                       (Amounts in thousands)

                                                                              1996                1995
                                                                         ---------------     ---------------

Assets
Container rental equipment, net of accumulated
   depreciation of  $30,943 (1995:  $24,768)                           $         81,075              85,982

Cash                                                                              2,426                 986

Accounts receivable, net of allowance
   for doubtful accounts of $1,616 (1995: $1,516)                                 5,219               5,966

Prepaid expenses                                                                     45                  47
                                                                         ---------------     ---------------

                                                                       $         88,765              92,981
                                                                         ===============     ===============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                    $           492                 383

   Accrued liabilities                                                              35                 135

   Accrued damage protection plan costs (note 1)                                   422                 373

   Warranty claims (note 1)                                                        267                 306

   Due to affiliates, net (note 2)                                                  52                  37

   Deferred quarterly distribution (note 1)                                        116                 122

   Equipment purchases payable                                                     580                 738
                                                                         ---------------     ---------------

      Total liabilities                                                          1,964               2,094
                                                                         ---------------     ---------------

Partners' capital:
   General partners                                                                 -                   -

   Limited partners                                                             86,801              90,887
                                                                         ---------------     ---------------

      Total partners' capital                                                   86,801              90,887
                                                                         ---------------     ---------------

Commitments (note 7)
                                                                       $        88,765              92,981
                                                                         ===============     ===============

See accompanying notes to financial statements

                     TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                        (a California limited partnership)

                            Statements of Earnings

               Years  ended  December  31,  1996,  1995  and  1994
    (Dollar  amounts  in  thousands  except  for unit and per unit amounts)




                                                       1996               1995              1994
                                                 -----------------  ----------------- -----------------


Rental Income                                  $           21,349             23,724            23,007
                                                 -----------------  ----------------- -----------------

Costs and expenses:
     Direct container expenses                              3,323              2,514             3,647

     Bad debt expense                                         254                554             1,083

     Depreciation and amortization                          6,782              6,692             6,824

     Professional fees                                         34                 47                48

     Management fees to affiliates (note 2)                 1,966              2,078             2,043

     General and administrative costs
       to affiliates (note 2)                               1,161              1,552             1,658

     Other general and administrative costs                   260                284               195
                                                 -----------------  ----------------- -----------------

                                                           13,780             13,721            15,498
                                                 -----------------  ----------------- -----------------

     Income from operations                                 7,569             10,003             7,509
                                                 -----------------  ----------------- -----------------

Other income:
     Interest income (expense)                                 86                 54               (7)

     Gain on sale of equipment (note 6)                       140                262               715
                                                 -----------------  ----------------- -----------------

                                                              226                316               708
                                                 -----------------  ----------------- -----------------

     Net earnings                              $            7,795             10,319             8,217
                                                 =================  ================= =================

Allocation of net earnings (note 1):
     General partners                          $              120                135               105

     Limited partners                                       7,675             10,184             8,112
                                                 -----------------  ----------------- -----------------

                                               $            7,795             10,319             8,217
                                                 =================  ================= =================
Limited partners' per unit share
     of net earnings                           $             1.24               1.64              1.30
                                                 =================  ================= =================

Limited partners' per unit share
     of distributions                          $             1.85               1.82              1.66
                                                 =================  ================= =================

Weighted average number of limited
     partnership units outstanding                      6,185,397          6,205,740         6,244,044
                                                 =================  ================= =================


See accompanying  notes to financial statements

                            TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                               (a California limited partnership)

                                 Statements of Partners' Capital

                          Years ended December 31, 1996, 1995 and 1994
                                     (Amounts in thousands)


                                                             Partners' Capital
                                          --------------------------------------------------------
                                            General              Limited               Total
                                          ------------       ----------------      ---------------


Balances at December 31, 1993           $          -                  95,102               95,102

Distributions                                   (105)               (10,346)             (10,451)

Redemptions (note 1)                               -                   (611)                (611)

Net earnings                                      105                  8,112                8,217
                                          ------------       ----------------      ---------------

Balances at December 31, 1994                      -                  92,257               92,257
                                          ------------       ----------------      ---------------


Distributions                                   (135)               (11,297)             (11,432)

Redemptions (note 1)                               -                   (257)                (257)

Net earnings                                      135                 10,184               10,319
                                          ------------       ----------------      ---------------

Balances at December 31, 1995                      -                  90,887               90,887
                                          ------------       ----------------      ---------------


Distributions                                   (120)               (11,438)             (11,558)

Redemptions (note 1)                               -                   (323)                (323)

Net earnings                                      120                  7,675                7,795
                                          ------------       ----------------      ---------------

Balances at December 31, 1996           $          -                  86,801               86,801
                                          ============       ================      ===============


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (a California limited partnership)

                            Statements of Cash Flows
                  Years ended December 31, 1996, 1995 and 1994
                             (Amounts in thousands)


                                                                            1996               1995                1994
                                                                       ---------------    ----------------    ----------------
Cash flows from operating activities:
   Net earnings                                                      $          7,795              10,319               8,217

   Adjustments to reconcile net earnings to net cash provided by operating activities:

         Depreciation                                                           6,782               6,654               6,787

         Increase in allowance for doubtful accounts                              100                  50                 931

         Gain on sale of rental equipment                                       (140)               (262)               (715)

         Amortization of organization costs                                         -                  38                  37

         Changes in assets and liabilities:

            Decrease (increase) in accounts receivable                            629                (62)             (2,039)

            Increase in due to affiliates, net                                    166                 381                 636

            Increase (decrease) in accounts payable
              and accrued liabilities                                               9                  80             (1,039)

            (Decrease) increase in warranty claims                               (39)                 296                 (3)

            Increase in accrued damage protection plan costs                       49                   4                  58

            Decrease (increase) in prepaid expenses                                 2                 (2)                 (7)
                                                                       ---------------    ----------------    ----------------

            Net cash provided by operating activities                          15,353              17,496              12,863
                                                                       ---------------    ----------------    ----------------

Cash flows from investing activities:
     Proceeds from sale of container rental equipment                           1,355               2,178               9,061

     Container purchases                                                       (3,349)            (10,186)             (6,352)

     Decrease in value added taxes receivable                                       -                   -                 416
                                                                       ---------------    ----------------    ----------------

            Net cash (used in) provided by investing activities                (1,994)             (8,008)              3,125
                                                                       ---------------    ----------------    ----------------

Cash flows from financing activities:
    Repayment of note payable to bank                                               -                   -             (3,450)

    Redemptions                                                                  (323)               (257)              (611)

    Distributions to partners                                                 (11,596)            (11,401)            (10,459)
                                                                       ---------------    ----------------    ----------------

            Net cash used in financing activities                             (11,919)            (11,658)            (14,520)
                                                                       ---------------    ----------------    ----------------

Net increase (decrease) in cash                                                 1,440              (2,170)               1,468

Cash at beginning of period                                                       986                3,156               1,688
                                                                       ---------------    ----------------    ----------------

Cash at end of period                                                $          2,426                  986               3,156
                                                                       ===============    ================    ================

Interest paid during the period                                      $              -                    -                  73
                                                                       ===============    ================    ================


See accompanying notes to financial statements

                                TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                                    (A California limited partnership)

                                    Statements of Cash Flows--Continued
                               Years Ended December 31, 1996, 1995 and 1994
                                          (Amounts in thousands)


Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of container rental equipment which had not been paid or received by the Partnership as of December 31, 1996, 1995 ,1994 and 1993 resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows.

                                                                 1996            1995            1994           1993
                                                                 ----            ----            ----           ----
Equipment purchases included in:
     Due to (from) affiliates.................................$.    -              86             185            (3)
     Accounts payable and accrued liabilities...................    -               -               -             9
     Equipment purchases payable................................  580             738           2,929           421

Distributions to partners included in:
     Due to affiliates..........................................   10              42               7            27
     Deferred quarterly distribution payable....................  116             122             126           114

Proceeds from sale of equipment included in:
     Due from affiliates........................................  381             348             330           335
     Accounts receivable........................................    -              19             587           790

The following summarizes the amounts of equipment purchases, distributions to partners and proceeds from sale of container rental equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

                                                                  1996           1995             1994
                                                                  ----           ----             ----

Equipment purchases recorded............................      $  3,105          7,896           9,039
Equipment purchases paid................................         3,349         10,186           6,352

Distributions to partners declared......................        11,558         11,432          10,451
Distributions to partners paid..........................        11,596         11,401          10,459

Proceeds from sale of
   container rental equipment recorded..................         1,369          1,628           8,853
Proceeds from sale of
   container rental equipment received..................         1,355          2,178           9,061


See accompanying notes to financial statements

                   TEXTAINER EQUIPMENT INCOME FUND III
                   (A California Limited Partnership)

                Notes To Financial Statements--Continued


             Years ended  December  31,  1996,  1995,  and 1994
     (Dollar  amounts in  thousands  except for unit and per unit amounts)



Note 1.  Summary of Significant Accounting Policies


      (a)  Nature of Operations

      Textainer Equipment Income Fund III, L.P. (TEIF III or the Partnership), a California limited partnership, was formed on July 26, 1990 to engage in the business of owning, leasing and selling both new and used equipment related to the international containerized cargo shipping industry, including, but not limited to, containers, marine vessels, trailers and other container-related equipment (the Equipment). On January 16, 1991, TEIF III began offering units representing limited partnership interests (Units) to the public. On May 4, 1992, the Partnership had admitted the maximum number of units allowed into the Partnership. On that date, admittance into the Partnership was closed with 6,250,000 units, for a total of $125,000.

     Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership (prior to its name change on April 4, 1994, TFS was known as Textainer Capital Corporation). TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC) (prior to its name change on April 4, 1994, TCC was known as Textainer (Delaware), Inc.). Textainer Equipment Management Limited (TEM) (prior to being redomiciled on December 20, 1994, TEM was known as Textainer Equipment Management N.V.) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners and are commonly owned by Textainer Group Holdings Limited (TGH). The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC Securities Corporation
     (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale. The General Partners manage and control the affairs of the Partnership.

      (b)  Basis of Accounting

      The Partnership utilizes the accrual method of accounting. Revenue is recorded when earned according to the terms of the equipment rental contracts. These contracts are typically for a one-year term and are classified as operating leases. Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      (c)  Equipment

      The Equipment is carried at the lower of cost of the assets purchased which includes acquisition fees, or the estimated recoverable value of such assets. Depreciation of new equipment is computed using the straight-line method over the estimated useful life of 12 years to a 28% salvage value. Used equipment is depreciated based upon its estimated remaining useful life at the date of acquisition (from 2 to 11 years). When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized as income for the period.

      In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS 121). The Partnership adopted SFAS 121 during 1995. In accordance with SFAS 121, the Partnership periodically compares the carrying value of the Equipment to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. There were no reductions to the carrying value of the Equipment made during 1996 or 1995.

      (d)  Nature of Income from Operations

      Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines that transport goods on international trade routes. Once the Equipment is on-hire with a lessee, the Partnership has no way of knowing its location. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees rather than the geographic location of the Equipment or the domicile of the lessees. No single lessee accounted for more than 10% of the Partnership's revenues for the years ended December 31, 1996, 1995 and 1994.

      (e)  Allocation of Net Earnings and Partnership Distributions

      In accordance with the Partnership Agreement, net earnings or losses and partnership distributions are allocated 1% to the General Partners and 99% to the limited partners with the exception of gross income, as defined in the Partnership Agreement. Gross income is allocated to the General Partners to the extent that their capital accounts' deficit exceed the portion of syndication and offering costs allocated to them. On termination of the Partnership the General Partners shall be allocated gross income equal to their allocations of syndication and offering costs.

      Actual cash distributions to the Limited Partners differ from the allocated net earnings as presented in these financial statements because cash distributions are based on cash available for distribution. Cash distributions are paid to the general and limited partners on a monthly basis in accordance with the provisions of the Partnership Agreement. Some limited partners have elected to have their distributions paid quarterly. The Partnership has recorded these distributions as an accrued liability at December 31, 1996 and 1995.

      (f)  Income Taxes

      The Partnership is not subject to income taxes. Accordingly, no provision for income taxes has been made. The Partnership files federal and state information returns only. Taxable income or loss is reportable by the individual partners.

      (g)  Value-added Taxes Receivable

      During 1993 and 1992, the Partnership purchased trailer and storage equipment from foreign manufacturers which was subject to value-added taxes. These value-added taxes were fully refunded to the Partnership during 1994.

      (h)  Organization Costs

      Organization costs were amortized on a straight-line basis over five years. These costs were fully amortized during 1995.

      (i)  Acquisition Fees

      In accordance with the Partnership Agreement, acquisition fees are paid to the General Partners or TAS equal to 5% of Equipment purchase price (see note 2). These fees are capitalized as part of the cost of the Equipment.

      (j)  Damage Protection Plan

      The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize these revenues when earned and provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. At December 31, 1996 and 1995, this reserve was equal to $422 and $373, respectively.

      (k)   Warranty Claims

      During 1992 and 1995, the Partnership settled warranty claims against an equipment manufacturer. The Partnership is amortizing the settlement amounts over the remaining useful life of the equipment (between seven and eight years), reducing maintenance and repair costs over that time. At December 31, 1996 and 1995, the unamortized portion of the settlement amounts was equal to $267 and $306, respectively.

      (l)  Limited Partners' Per Unit Share of Net Earnings and Distributions

      Limited partners' per unit share of both net earnings and distributions were computed using the weighted average number of units outstanding during each year of the Partnership's operations which was 6,185,397, 6,205,740, and 6,244,044 during the years ended December 31, 1996, 1995 and 1994, respectively.

      (m) Redemptions

      The following redemption offerings were consummated by the Partnership during the years ended 1996, 1995 and 1994:

                                                                                  Average
                                                         Units Redeemed      Redemption Price           Amount Paid


      Year ended  December  31, 1994:
          3rd quarter................                        15,760               $16.38                    $ 258
          4th quarter................                        22,271               $15.86                      353
                                                             ------                                           ---

                                                             38,031               $16.08                      611
                                                             ------                                           ---

     Year ended  December  31, 1995:
         1st quarter.................                         3,570               $14.63                       52
         3rd quarter.................                         8,106               $14.12                      114
         4th quarter.................                         6,200               $14.61                       91
                                                              -----                                          ----
                                                             17,876               $14.39                      257
                                                             ------                                           ---


    Year ended  December  31, 1996:
        1st quarter.................                          4,350               $13.94                       61
        3rd quarter.................                         14,265               $12.88                      184
        4th quarter.................                          6,576               $11.86                       78
                                                              -----                                          ----
                                                             25,191               $12.80                      323
                                                             ------                                           ---

   Partnership to date.............                          81,098               $14.69                  $ 1,191
                                                             ======                                         =====


      The redemption price is fixed by formula and varies depending on the length of time the units have been outstanding.

      (n)  Fair Value of Financial Instruments

      To meet the reporting requirements of Financial Accounting Standards Board Statement No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 1996 and 1995, the fair value of the Partnership's financial instruments approximate the related book value of such instruments.

      (o)  Reclassifications

      Certain reclassifications, not affecting net earnings, have been made to prior year amounts in order to conform with the 1996 financial statement presentation.

Note 2.   Transactions with Affiliates

      During the offering period, the Partnership paid a managing sales agent fee to TSC of up to 9% of the gross proceeds from the sale of limited partnership units, from which TSC paid commissions to independent participating broker/dealers who participated in the offering. Additionally, the Partnership reimbursed the General Partners and TSC for certain organizational and offering costs, incurred in connection with the organization of the Partnership, up to a maximum of 6% of gross proceeds raised as allowed in the Partnership Agreement. These amounts, which totaled $14,800, were deducted as syndication and offering costs in the determination of net limited partnership contributions. Organization expenses, which resulted from the formation of the Partnership, were capitalized as organization costs and were fully amortized in 1995.

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners or TAS an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $156, $480, and $294 of equipment acquisition fees as part of the Equipment costs during the years ended December 31, 1996, 1995 and 1994, respectively, and incurred $481, $477, and $440 of incentive management fees in 1996, 1995 and 1994, respectively. No equipment liquidation fees were paid in 1996, 1995 or 1994.

      The Equipment of the Partnership is managed by TEM. Prior to the Partnership's sale of its storage fleets during 1994 and 1995 and its trailer fleet during 1994, TEM had entered into agreements with its 100%-owned subsidiaries Textainer Storage Services (TSS) and Multi-Storage Systems Limited (MSS) to manage these storage containers and its 50%-owned subsidiary Contrail International Services B.V. (CIS) to manage these trailers (note 6). In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates at December 31, 1996 and 1995.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. Such fee is either retained by TEM or, prior to the sale of its storage and container fleets, the fee allocable to CIS, TSS and MSS, if any, was passed through by TEM for services rendered. During the years ended December 31, 1996, 1995 and 1994, the Partnership paid $1,485, $1,601, and $1,603, respectively, in equipment management fees to TEM, CIS, TSS and MSS. The Partnership's Equipment is or was leased by TEM, CIS, TSS and MSS to third party lessees on operating master leases, spot leases, full payout net leases and term leases. The majority are operating leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance, are incurred in performing administrative services necessary to the operation of the Partnership. These costs are borne by TFS, TEM and, prior to the sales of its storage and trailer fleets, TSS, MSS and CIS. During 1996, 1995 and 1994 costs allocated to the Partnership for salaries were $610, $773, and $926, respectively and other general and administrative costs were $551, $779, and $732, respectively.

      TEM, TSS, MSS and CIS allocate these costs based on the ratio of the Partnership's interest in managed Equipment to the total equipment managed by TEM, TSS, MSS and CIS during the period. Indirect general and administrative costs allocated to the Partnership by TEM, TSS, MSS and CIS were $1,011, $1,326, and $1,434 during 1996, 1995 and 1994, respectively.

      TFS allocates indirect general and administrative costs to the Partnership based on the ratio of the Partnership's Equipment to the total Equipment of all limited partnerships managed by TFS. TFS allocated $150, $226 and $224 of these indirect costs to the Partnership during 1996, 1995 and 1994, respectively.

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

      At December 31, 1996 and 1995, due from and to affiliates are comprised of:

                                                                                 1996              1995
                                                                                 ----              ----
                 Due from affiliates:
                    Due from TEM and TSS ...........................        $      27               119
                                                                                   --               ---



                 Due to affiliates:
                    Due to TAS......................................                -                54
                    Due to TFS......................................               52                76
                    Due to TL and TGH...............................                1                10
                    Due to TCC......................................               26                16
                                                                                 ----              ----
                                                                                   79               156
                                                                                 ----               ---

                 Net due to affiliates                                      $      52                37
                                                                                 ====              ====

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM and TSS.

      Prior to July, 1994, it was the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month. Interest was charged at the prime rate plus 2%. As of July 1994, this policy was changed so that the Partnership is not charged interest on intercompany balances except for loans on equipment purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. The Partnership incurred interest expense of $5 on intercompany balances payable to TFS and TEM for the year ended December 31, 1994. There was no interest expense incurred on intercompany balances for the years ended December 31, 1995 or 1996.

Note 3.   Rentals under Operating Leases

      The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of December 31, 1996:

                     Year ending December 31:

                      1997....................................................         $ 1,520
                      1998....................................................             233
                      1999....................................................              86
                      2000....................................................               7
                                                                                       -------

                     Total minimum future rentals receivable..................         $ 1,846
                                                                                         =====

Note 4.   Note Payable

      On December 9, 1992, the Partnership was granted a revolving credit line with an available limit of $4,000 which was available for equipment purchases. In 1994, the credit line was repaid in full and terminated.

Note 5.   Income Taxes

      As of December 31, 1996, 1995, and 1994, there were temporary differences of $46,956, $36,275, and $34,024 respectively, between the financial statement carrying value of certain assets and liabilities and the federal income tax basis of such assets and liabilities. The reconciliation of net income for financial statement purposes to net loss for federal income tax purposes for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                                              1996              1995            1994
                                                                              ----              ----            ----

       Net income per financial statements...........................  $     7,795            10,319           8,217

       Increase in provision for bad debt............................          100                50             931
       Depreciation for income tax purposes in excess of
         depreciation for financial statement purposes...............      (11,757)          (11,289)        (10,384)
       Gain on sale of fixed assets in excess of gain
         recognized for financial statement purposes.................          703               491           1,651
       Increase in damage protection plan reserve....................           49                 4              58
       Decrease in reserve for
         trailer maintenance and repairs.............................            -                (2)           (791)
       Increase (decrease) in warranty claim.........................          260                (3)             (3)
       Other.........................................................            -                36              33
                                                                        ----------         ---------        --------

       Net loss for federal income tax purposes......................  $    (2,850)             (394)           (288)
                                                                           ========         =========         =======

Note 6.  Sale of Trailer and Storage Fleet

      In August 1995, the Partnership sold its storage container fleet, managed by TSS, to a third party investor. The proceeds from the sale were $345 compared to the Partnership's cost basis in the equipment of $333. The resulting gain from the sale was $12. The Partnership has invested the proceeds from this sale into marine container rental equipment.


      In the second half of 1994, the Partnership sold its trailer fleet, managed by CIS, to an unrelated purchaser. The proceeds from the sale were approximately $6,033 compared to the Partnership's cost basis in the equipment of approximately $5,433. (This cost basis does not include the repair reserve of $807 which the Partnership maintained while it owned the equipment.) The resulting gain from the sale was approximately $600. The Partnership has invested the proceeds from the sale into marine container equipment.


      In the second quarter of 1994, the Partnership sold a portion of the MSS refrigerated storage container fleet as an installment sale with twelve quarterly payments. An imputed interest rate of 10% was used to calculate principal and interest associated with the installment payments. Throughout 1994, the remaining MSS fleet was sold. The Partnership recognized losses on the sales of approximately $217. During 1993, the Partnership recorded a provision of $214 to write down the refrigerator storage container fleet to its estimated net realizable value. The Partnership has invested the proceeds from this sale into marine container rental equipment.

Note 7.  Commitments

      At December 31, 1996, the Partnership has committed to purchase Equipment at an approximate total purchase price of $265 which includes acquisition fees of $13. These commitments were made to TAS which, as the contracting party, has in turn committed to purchase this equipment on behalf of the Partnership.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been none.


                               PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has no officers or directors.

As described in the Prospectus, the Registrant's three original general partners were TCC, TEM and TI which have comprised the Textainer Group. Effective October 1, 1993, the Textainer Group streamlined its organization by forming a new holding company, Textainer Group Holdings Limited (TGH), and the shareholders of the underlying companies which include the General Partners have accepted shares in TGH in exchange for their shares in the individual companies. Textainer
Financial Services Corporation (TFS) is the managing general partner of the Partnership (prior to its name change on April 4, 1994, TFS was known as Textainer Capital Corporation). TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC) (prior to its name change on April 4,1994, TCC was known as Textainer (Delaware) Inc.). Textainer Equipment Management Limited
(TEM) is an associate general partner of the Partnership. Textainer Inc. (TI) was an associate general partner of the Partnership through September 30, 1993 when it was replaced in that capacity by Textainer Limited (TL) pursuant to a corporate reorganization effective October 1, 1993 which caused TFS, TEM and TL to fall under the common ownership of Textainer Group Holdings Limited. (The managing general partner and associate general partners are collectively referred to as the General Partners). Pursuant to this restructuring, TI transferred substantially all of its assets including all of its rights and duties as associate general partner to TL. This transfer was effective from October 1, 1993. The end result was that TFS, TEM and TL now serve as General Partners for the Registrant and are wholly-owned or substantially-owned subsidiaries of TGH. The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS), is an affiliate of the General Partners, which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale.

TFS,  as  the  Managing  General  Partner,   is  responsible  for  managing  the
administration and operation of the Registrant, and for the formulation and administration of investment policies.

TEM, an Associate General Partner, manages all aspects of the operation of the Registrant's Equipment.

TL, an Associate General Partner, owns a fleet of container rental equipment which is managed by TEM. TL provides advice to the Partnership regarding negotiations with financial institutions, manufacturers and equipment owners, and regarding the terms upon which particular items of Equipment are acquired.

Section 16(a) Beneficial Ownership Reporting Compliance.

      Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's General Partners, policy-making officials and persons who beneficially own more than ten percent of the Units to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to the Partnership.

      Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 1996, all Section 16(a) filing requirements were complied with, except that Philip K. Brewer filed his initial statement of beneficial interest on Form 3 late. No director, officer, or beneficial owner owned more than 10 percent of any interest in the Partnership. None of the foregoing failed to file or filed late any reports of transactions in the Units.

The directors and executive officers of the General Partners are as follows:

Name                             Age    Position

Neil I. Jowell                    63    Director and Chairman of TGH, TEM, TL, TFS and TCC

James E. Hoelter                  57    President  and CEO of TGH, TL, TFS and TCC,  Director of TGH,  TEM, TL, TFS,
                                        TCC and TSC
John A. Maccarone                 52    President and CEO of TEM, Vice  President of TGH,  Director of TGH, TEM, TL,
                                        TFS, TCC and TSC
Cara D. Smith                     34    President and CEO of TSC and Director of TCC and TFS
John R. Rhodes                    47    Executive  Vice  President,  CFO, and Secretary of TGH, TEM, TL, TFS and TCC
                                        and Director of TEM, TFS and TCC
Alex M. Brown                     58    Director of TGH, TEM, TL, TCC and TSC
Harold J. Samson                  75    Director of TGH, TL and TSC
Philip K. Brewer                  40    Senior Vice President - Capital Markets for TGH and TL
Robert D. Pedersen                38    Senior Vice President - Marketing for TEM
Anthony C. Sowry                  44    Vice President - Operations and Acquisitions for TEM
Jens W. Palludan                  46    Vice President - Americas/Africa/Australia for TEM
Robert S.A. Goodall               39    Vice President - Europe/Middle East/India for TEM
Wing Sing Mak                     39    Vice President - South Asia for TEM
Masanori Sagara                   41    Vice President - North Asia for TEM
Stefan Mackula                    44    Vice President - Equipment Resale for TEM
Ernest J. Furtado                 41    Vice President, Finance and Assistant Secretary of TGH, TEM and TL
Richard G. Murphy                 44    Vice President - Risk Management for TEM
Janet S. Ruggero                  48    Vice President - Administration and Marketing Services for TEM
Adnan Z. Abou Ayyash              52    Director of TGH and TL
Isam K. Kabbani                   62    Director of TGH and TL
S. Arthur Morris                  63    Director of TGH, TEM and TL
Dudley R. Cottingham              45    Assistant Secretary, Vice President and Director of TGH, TEM and TL
James S. McCaffrey                41    Executive Vice President,  Chief Operating Officer,  Assistant Secretary and
                                        Director for TFS and TCC
Jeanene K. Gomes                  43    Assistant Secretary of TFS and TCC, Secretary and Compliance Officer of TSC


          Neil I. Jowell is Director and Chairman of TGH, TEM, TL, TFS and TCC and a member of the Investment Advisory Committee and Equipment Investment Committee (see "Committees" below). He has served on the Board of Trencor Ltd. since 1966 and as Chairman since 1973. He is also a director of Mobile Industries, Ltd. (1969 to present), an Affiliate of Trencor, and a non-executive director of Forward Corporation Ltd. (1993 to present). Trencor is a publicly traded diversified industrial group listed on the Johannesburg Stock Exchange. Its business is the leasing, owning, managing and financing of marine cargo containers worldwide and the manufacture and export of containers for international markets. In South Africa, it is engaged in manufacturing, transport, trading and exports of general commodities. Trencor also has an interest in Forward Corporation Ltd., a publicly traded holding company listed on the Johannesburg Stock Exchange. It has interests in industrial and consumer businesses operating in South Africa and abroad. Mr. Jowell became affiliated with the General Partners and its affiliates when Trencor became, through its beneficial ownership in two controlled companies, a major shareholder of the Textainer Group in 1992. Mr. Jowell has over 36 years' experience in the transportation industry. He holds an M.B.A. degree from Columbia University and a B.Com.L.L.B. from the University of Cape Town.

          James E. Hoelter is President and Chief Executive Officer of TGH, TL, TFS and TCC and a director of TGH, TEM, TL, TFS, TCC and TSC. As President and Chief Executive Officer of TGH, Mr. Hoelter is responsible for overseeing the management of, and coordinating the activities of, TEM, TL, TFS and TCC. He is also responsible for overseeing TEM's equipment management operations. In addition, Mr. Hoelter is Chairman of the Credit Committee, the Investment Advisory Committee and the Equipment Investment Committee (see "Committees", below). Prior to joining the Textainer Group in 1987, Mr. Hoelter was president of Intermodal Equipment Associates ("IEA") in San Francisco, California, from the company's inception in 1979 until 1987. Mr. Hoelter co-founded IEA and directed its sponsorship of ten public and private investment programs, which provided more than $100 million of equity from 10,000 investors. From 1976 to 1978, Mr. Hoelter was Vice President - North America for Trans Ocean Ltd., San Francisco, a marine container leasing company, where he was responsible for all leasing operations in that area. From 1971 to 1976, he was associated with Itel Corporation, San Francisco, where he held a number of positions, the most recent of which was director of financial leasing for Itel's Container Division. Mr. Hoelter received his B.B.A. in business administration from the University of Wisconsin, where he currently serves as a member of its Business School's Dean's Advisory Board, and his M.B.A from the Harvard Graduate School of Business Administration.

          John A. Maccarone is President and CEO of TEM, Vice President of TGH and a director of TGH, TEM, TL, TFS, TCC and TSC. In this capacity he is responsible for the performance of TEM's worldwide fleet of marine cargo containers. Additionally, he is a member of the Equipment Investment Committee, the Credit Committee and the Investment Advisory Committee (see "Committees", below). Mr. Maccarone was instrumental in co-founding IEA with Mr. Hoelter and held a variety of executive positions with IEA from 1979 until 1987, when he joined the Textainer Group. Mr. Maccarone was previously a Director of Marketing for Trans Ocean Leasing Corporation in Hong Kong with responsibility for all leasing activities in Southeast Asia. From 1969 to 1977, Mr. Maccarone was a marketing representative for IBM Corporation. He holds a B.S. degree in Engineering Management from Boston University and an M.B.A. from Loyola University of Chicago.

          Cara D. Smith is President and Chief Executive Officer of TSC, a director of TFS and TCC and a member of the Investment Advisory Committee (see "Committees", below). In this capacity Ms. Smith is responsible for the organization, marketing and after-market support of TSC's investment programs. Ms. Smith joined Textainer in 1992, and prior to 1996, was Vice President of Marketing. Ms. Smith has worked in the securities industry for the past 13 years. Ms. Smith's extensive experience ranges from compliance and investor relations to administration and marketing of equipment leasing, multi-family housing and tax credit investment programs. She holds five securities licenses and is a registered principal. Ms. Smith is also a member of the International Association of Financial Planners.


          John R. Rhodes is Executive Vice President, Chief Financial Officer and Secretary of TGH, TEM, TL, TFS and TCC and a director of TEM, TFS and TCC. In this capacity he is responsible for all accounting, financial management, and reporting functions for the Textainer Group. He is also a member of the Credit Committee, the Equipment Investment Committee and Investment Advisory Committee (see "Committees", below). Prior to joining Textainer in November 1987, Mr. Rhodes was Vice President of Finance for Greenbrier Capital Corporation in San Francisco, a trailer leasing and management company, from 1986 to 1987; from 1981 to 1985, he was employed by Gelco Rail Services, an intermodal refrigerated trailer company in San Francisco, first in the capacity of Vice President and Controller and then as Senior Vice President and General Manager. Mr. Rhodes' earlier business affiliations include serving as Vice President and General Manager of Itel Capital Corporation and as senior accountant with Arthur Andersen & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.A. in economics from Stanford University and an M.B.A. in accounting from Golden Gate University.

          Alex M. Brown is a director of TGH, TEM, TL, TCC and TSC. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Mr. Brown became affiliated with the Textainer Group in April 1986. From August 4, 1987 until October 1993, he was President and Chief Executive Officer of Textainer, Inc. and the Chairman of the Textainer Group. From June 1993 to present, Mr. Brown has been Chief Executive Officer of AAF, a company affiliated with Trencor Ltd. AAF is a publicly listed company on the London Stock Exchange and is involved in manufacturing and leasing modular buildings and construction scaffolding. Mr. Brown is Chairman of WACO International Corporation, which is based in Cleveland, Ohio. WACO manufactures, rents and erects scaffolding and other associated construction products throughout the USA. Mr. Brown was the managing director of Cross County Leasing in England from 1984 until it was acquired by Textainer in 1986.

          Harold J. Samson is a director of TGH, TL and TSC and is a member of the Investment Advisory Committee (see "Committees", below). Mr. Samson served as a consultant to various securities firms since 1981 to 1989. From 1974 to 1981 he was Executive Vice President of Foster & Marshall, Inc., a New York Stock Exchange member firm based in Seattle. Mr. Samson was a director of IEA from 1979 to 1981. From 1957 to 1984 he served as Chief Financial Officer in several New York Stock Exchange member firms. Mr. Samson holds a B.S. in Business Administration from the University of California, Berkeley and is a California Certified Public Accountant.

          Philip K. Brewer is Senior Vice President - Capital Markets for TGH and TL. Mr. Brewer is responsible for optimizing the capital structure of and identifying new sources of finance for Textainer. Prior to joining Textainer in 1996, Mr. Brewer worked at Bankers Trust from 1990 to 1996, starting as a Vice President in Corporate Finance and ending as Managing Director and Country Manager for Indonesia; from 1989 to 1990, he was Vice President in Corporate Finance at Jarding Fleming; from 1987 to 1989, he was Capital Markets Advisor to the United States Agency for International Development; and from 1984 to 1987 he was an Associate with Drexel Burnham Lambert in New York. Mr. Brewer holds an M.B.A. in Finance from the Graduate School of Business at Columbia University, and a B.A. in Economics and Political Science from Colgate University.

          Robert D. Pedersen is based in San Francisco and is Senior Vice President - Marketing for TEM, responsible for worldwide sales and marketing related activities. Mr. Pedersen is a member of the Credit Committee (see "Committees" below). He joined TEM in 1991 as Regional Vice President for the Americas Region. Mr. Pedersen has extensive experience in the industry having held a variety of positions with Maersk Line, a container shipping line (from 1978 to 1984), XTRA, a container lessor (1985 to 1988) and Klinge Cool, a manufacturer of refrigerated container cooling units (1989 to 1991), where he was worldwide sales and marketing director. Mr. Pedersen is a graduate of the A.P. Moller shipping and transportation program and Merkonom Business School in Copenhagen, majoring in Company Organization.

          Anthony C. Sowry is Vice President - Operations and Acquisitions for TEM. Mr. Sowry supervises all international container operations and maintenance and technical functions for the fleets under management. In addition, he is responsible for the acquisition of all new and used containers for the Textainer Group. He began his affiliation with TEM in 1988 and previously served as Fleet Quality Control Manager for Textainer Inc. from 1982 through March 1988. He is also a member of the Credit Committee and the Equipment Investment Committee (see "Committees", below). From 1980 to 1982, he was operations manager for Trans Container Services in London; and from 1978 to 1982, he was a technical representative for Trans Ocean Leasing, also in London. He received his B.A. degree in business management from the London School of Business. Mr. Sowry is a member of the Technical Committee of the International Institute of Container Lessors and a certified container inspector.

          Jens W. Palludan is based in New York and is Vice President - Americas /Africa/Australia for TEM, responsible for coordinating all leasing activities in North and South America, Africa and Australia/New Zealand. Mr. Palludan spent his career from 1969 through 1992 with Maersk Line of Copenhagen, Denmark in a variety of key management positions in both Denmark and overseas. Prior to joining TEM in 1993 Mr. Palludan was General Manager, Equipment and Terminals, where he was responsible for a fleet of over 200,000 TEUs. Mr. Palludan holds an M.B.A. from the Centre European D'Education Permanente, Fontainebleau, France.

         Robert S.A. Goodall is based in London and is Vice President - Europe /Middle East/India for TEM, in which capacity he is responsible for coordinating all leasing activities in these three areas of operation. Mr. Goodall joined TEM in September 1994. Previously, Mr. Goodall spent his career from July 1990 until August 1994 with Tiphook Container Rental, during which time he held numerous senior marketing positions within the company. He was responsible for setting up their green field operation in North America, which he successfully ran from inception for three years. Mr. Goodall also spearheaded a quality program within the company which received ISO accreditation for the Tank Container operation and associated business areas. Mr.Goodall has spent nearly sixteen years in the container leasing and transport industry. Mr. Goodall graduated from Bloxham College, Oxfordshire and Business Studies at West London College.

         Wing  Sing Mak is based in Singapore and is the Regional Vice President
- South Asia. Mr. Mak is responsible for container leasing activities in North/Central People's Republic of China (PRC), Hong Kong and South China (PRC), and Southeast Asia. Mr. Mak most recently was the Regional Manager, Southeast Asia, for Trans Ocean Leasing, working there from 1994 to 1996. From 1987 to 1994, Mr. Mak worked with Tiphook as their Regional General Manager, and with
OOCL from 1976 to 1987 in a variety of positions, most recently as their Logistics Operations Manager.

          Masanori Sagara is the Regional Vice President - North Asia of TEM. Mr. Sagara is responsible for Textainer's marketing activities in Japan, Korea, and Taiwan. Mr. Sagara joined Textainer in 1990 and was the company's Marketing Director in Japan through 1996. From 1987 to 1990, he was the Marketing Manager with IEA. Mr. Sagara's other experience in the container leasing business includes marketing management at Genstar from 1984 to 1987 and various container operations positions with Thoresen & Company from 1979 to 1984. Mr. Sagara holds a Bachelor of Science degree in Economics from Aoyama Bakuin University.

          Stefan Mackula is Vice President - Equipment Resale for TEM, in which capacity he coordinates the worldwide sale of equipment into secondary markets. Mr. Mackula also served as Vice President Marketing for TEM, in which capacity he was responsible for coordinating all leasing activities in Europe, Africa, and the Middle East. He joined TEM in 1983 as Leasing Manager for the United Kingdom. Prior to joining TEM, Mr. Mackula held, beginning in 1972, a variety of positions in the international container shipping industry.

          Ernest J. Furtado is Vice President, Finance and Assistant Secretary of TGH, TEM and TL, in which capacity he is responsible for all accounting, financial management, and reporting functions for TGH, TEM and TL. Prior to joining Textainer in May 1991, Mr. Furtado was Controller for Itel Instant Space and manager of accounting for Itel Containers International Corporation, both in San Francisco, from 1984 to 1991. Mr. Furtado's earlier business affiliations include serving as audit manager for Wells Fargo Bank and as senior accountant with John F. Forbes & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.S. in business administration from the University of California at Berkeley and an M.B.A. in information systems from Golden Gate University.

          Richard G. Murphy is Vice President, Risk Management for TEM. Mr. Murphy is responsible for all credit and risk management functions for TEM and supervises the administrative aspects of equipment acquisitions. He is a member of and acts as secretary to the Credit and Equipment Investment Committees (see "Committees", below). He previously served as Director of Credit and Risk Management from 1989 to 1991 and as Controller from 1988 to 1989. Prior to the takeover of the management of the Interocean Leasing Ltd. fleet by TEM in 1988, Mr. Murphy held various positions in the accounting and financial areas with that company from 1980, acting as Chief Financial Officer from 1984 to 1988. Prior to 1980, he held various positions with firms of public accountants in the U.K. Mr. Murphy is an Associate of the Institute of Chartered Accountants in England and Wales and holds a Bachelor of Commerce degree from the National University of Ireland.

          Janet S. Ruggero is Vice President, Administration and Marketing Services for TEM. Ms. Ruggero is responsible for the tracking and billing of fleets under TEM management, including direct responsibility for ensuring that all data is input in an accurate and timely fashion. She assists the marketing and operations departments by providing statistical reports and analyses and serves on the Credit Committee (see "Committees", below). Prior to joining Textainer in 1986, Ms. Ruggero held various positions with Gelco CTI over the course of 15 years, the last one as Director of Marketing and Administration for the North American Regional office in New York City. She has a B.A. in education from Cumberland College.

          Dr. Adnan Z. Abou Ayyash is a director of TGH and TL. Since 1974 he has been General Manager and Chief Executive Officer of one of the largest firms of consulting engineers in Saudi Arabia, Rashid Engineering. Dr. Adnan Abou Ayyash holds a B.S. degree in Civil Engineering from the American University of Beirut, as well as M.S. and Ph.D. degrees in Civil Engineering from the University of Texas.

          Sheikh Isam K. Kabbani is a director of TGH and TL. He is Chairman and principal stockholder of the IKK Group, Jeddah, Saudi Arabia, a manufacturing and trading group which is active both in Saudi Arabia and internationally. In 1959 Sheikh Isam Kabbani joined the Saudi Arabian Ministry of Foreign Affairs, and in 1960 moved to the Ministry of Petroleum for a period of ten years. During this time he was seconded to the Organization of Petroleum Exporting Countries
(OPEC). After a period as Chief Economist of OPEC, in 1967 he became the Saudi Arabian member of OPEC's Board of Governors. In 1970 he left the ministry of Petroleum to establish his own business, the National Marketing Group, which has been his principal business activity for the past 17 years. Sheikh Kabbani holds a B.A. degree from Swarthmore College, Pennsylvania, and an M.A. degree in Economics and International Relations from Columbia University.

          S. Arthur Morris is a director of TGH, TEM and TL. He is a founding partner in the firm of Morris and Kempe, Chartered Accountants (1962-1977) and currently functions as a correspondent member of a number of international accounting firms through his firm Arthur Morris and Company (1978 to date). He is also President and director of Continental Management Limited (1977 to date). Continental Management Limited is a Bermuda corporation that provides corporate representation, administration and management services and corporate and individual trust administration services. Mr. Morris has over 30 years experience in public accounting and serves on numerous business and charitable organizations in the Cayman Islands and Turks and Caicos Islands. Mr. Morris became a director of TL and TGH in 1993, and TEM in 1994.

          Dudley R. Cottingham is Assistant Secretary, Vice President and a director of TGH, TEM and TL. He is a partner with Arthur Morris and Company (1977 to date) and a Vice President and director of Continental Management Limited (1978 to date), both in the Cayman Islands and Turks and Caicos Islands. Continental Management Limited is a Bermuda corporation that provides corporate representation, administration and management services and corporate and individual trust administration services. Mr. Cottingham has over 20 years experience in public accounting with responsibility for a variety of international and local clients. Mr. Cottingham became a director of TL and TGH in 1993, and TEM in 1994.

          James S. McCaffrey is Executive Vice President, Chief Operating Officer, Assistant Secretary and a director of TFS and TCC. In this capacity he is responsible for all accounting, financial management, and reporting functions for TFS and TCC. He is a member of and acts as secretary to the Investment Advisory Committee and serves as a member of the Equipment Investment Committee (see "Committees" below). Prior to joining Textainer in July 1993, Mr. McCaffrey was Vice President of Finance for Meridian Point Properties, a real estate syndication and management company, from 1985 to 1993; from 1983 to 1985 he was employed by Trans-west Capital as Controller and Chief Financial Officer. Mr. McCaffrey's earlier business affiliations include serving as manager of financial reporting for Fox and Carskadon Financial Corporation and as a senior accountant with Arthur Andersen & Co. Mr. McCaffrey is a Certified Public
Accountant and holds a B.S. in business administration and mathematics from Southern Oregon State College and two securities licenses.

         Jeanene K. Gomes is Assistant Secretary of TFS and TCC and Secretary and Compliance Officer of TSC. Ms. Gomes is responsible for administering the public partnerships sponsored by the Textainer Group. She is responsible for ensuring that all data relating to investor accounts is input, monitored, and stored in a timely manner and in accordance with the limited partnership agreement for each of the partnerships as well as state and federal securities regulations. Ms. Gomes oversees all communications with the limited partners and as such directly supervises all personnel in performing this function. As compliance officer for TSC, Ms. Gomes is responsible for ensuring compliance with all securities regulations. Ms. Gomes also serves on the Investment Advisory Committee (see "Committees" below). Ms. Gomes holds five securities licenses and was, prior to joining Textainer in 1989, the compliance officer for CIS Investment Corporation, a broker-dealer.

Committees

          The Managing General Partner has established the following three committees to facilitate decisions involving credit and organizational matters, negotiations, documentation, management and final disposition of Equipment for the Partnership and for other programs organized by the Textainer Group:

          Equipment Investment Committee. The Equipment Investment Committee will review the equipment leasing programs of the Partnership on a regular basis with emphasis on matters involving equipment purchases, the equipment mix in the Partnership's portfolio, equipment remarketing issues, and decisions regarding ultimate disposition of equipment. The members of the committee are James E. Hoelter (Chairman), John A. Maccarone, John R. Rhodes, Anthony C. Sowry, James McCaffrey, Richard G. Murphy (Secretary), Alex M. Brown and Neil I. Jowell.

          Credit Committee. The Credit Committee will establish credit limits for every lessee and potential lessee of Equipment and periodically review these limits. In setting such limits, the Credit Committee will consider such factors as customer trade routes, country, political risk, operational history, credit references, credit agency analyses, financial statements, and other information. The members of the Credit Committee are James E. Hoelter (Chairman), John A. Maccarone, Richard G. Murphy (Secretary), Janet S. Ruggero, John R. Rhodes, Anthony C. Sowry and Robert D. Pedersen.

          Investment Advisory Committee. The Investment Advisory Committee will review investor program operations on at least a quarterly basis, emphasizing matters related to cash distributions to investors, cash flow management, portfolio management, and liquidation. The Investment Advisory Committee is organized with a view to applying an interdisciplinary approach, involving management, financial, legal and marketing expertise, to the analysis of investor program operations. The members of the Investment Advisory Committee are James E. Hoelter (Chairman), John A. Maccarone, Cara D. Smith, James S. McCaffrey (Secretary), John R. Rhodes, Jeanene K. Gomes, Harold J. Samson, Alex M. Brown and Neil I. Jowell.


ITEM 11 - EXECUTIVE COMPENSATION

The Registrant has no executive officers and does not reimburse TFS, TEM or TL for the remuneration payable to their executive officers.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a)        Security ownership of certain beneficial owners

          There is no person or "Group" who is known to the registrant to be the beneficial owner of more than five percent of the outstanding units of limited partnership investment of the Registrant.

b)        Security Ownership of Management

                  As of January 1, 1997:
                                                                                   Number
                  Name of Beneficial Owner                                         Of Units             %All Units

                  James E. Hoelter...................................                  2,500                  .0405%
                  John R. Rhodes.....................................                    280                  .0045%
                  Anthony C. Sowry...................................                    274                  .0044%
                  John A. Maccarone..................................                  2,520                  .0409%
                  Harold J. Samson...................................                  2,500                  .0405%
                                                                                   ---------                  ------

                  Officers and Management
                     as a Group......................................                  8,074                  .1309%
                                                                                   =========                  ======

c)       Changes in control

         Inapplicable

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)      Transactions with Management and Others.

          At December 31, 1996 and 1995, net due to affiliates is comprised of:

                                                                                 1996              1995
                                                                                 ----              ----
                 Due from affiliates:
                    Due from TEM and TSS ...........................        $      27               119
                                                                                   --               ---


                 Due to affiliates:
                    Due to TAS......................................                -                54
                    Due to TFS......................................               52                76
                    Due to TL and TGH...............................                1                10
                    Due to TCC......................................               26                16
                                                                                 ----              ----
                                                                                   79               156
                                                                                 ----               ---

                 Net due to affiliates                                      $      52                37
                                                                                 ====              ====

         These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM and Textainer Storage Services (TSS), which is a 100% owned subsidiary of TEM.

         In addition, the Registrant paid or will pay the following amounts to the General Partners for the years ended December 31, 1996, 1995 and 1994, respectively:

         Acquisition Fees in connection with the purchase of equipment on behalf of the Registrant:

                                                                     1996           1995             1994
                                                                     ----           ----             ----

                    TAS.................................        $     156            480              294
                                                                      ===            ===              ===

         Management fees in connection with the operations of the Registrant:

                                                                     1996           1995             1994
                                                                     ----           ----             ----

                    TFS                                         $     376            372              343
                    TEM, CIS, TSS and MSS...............            1,590          1,706            1,700
                                                                    -----          -----            -----
                    Total                                        $  1,966          2,078            2,043
                                                                    =====          =====            =====

         Reimbursement for administrative costs in respect of the operations of the Registrant:

                                                                     1996           1995             1994
                                                                     ----           ----             ----

                    TFS                                         $     150            226              224
                    TEM, CIS, TSS and MSS...............            1,011          1,326            1,434
                                                                    -----          -----            -----
                    Total                                        $  1,161          1,552            1,658
                                                                    =====          =====            =====

(b)      Certain Business Relationships.

         Inapplicable.

(c)      Indebtedness of Management

         Inapplicable.

(d)      Transactions with Promoters

         Inapplicable.

See  the  "Management"  and   "Compensation  of  Affiliates"   sections  of  the
Registrant's Prospectus, as supplemented, and the notes to the Financial Statements in Item 8.


                              PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Audited  financial  statements of the  Registrant for the year ended December 31, 1996 are contained in Item 8 of this Report

         2.       Financial Statement Schedules.

                  (i)      Independent   Auditors'   Report   on   Supplementary
                           Schedule.

                  (ii)     Schedule II - Valuation and Qualifying Accounts.

         3.       Exhibits Incorporated by reference.

                  (i) The Registrant's Prospectus as contained in Pre-Effective Amendment No. 2 to the Registrant's Registration Statement (No. 33-36255), as filed with the Commission on December 21, 1990 as supplemented by Post-Effective Amendments No. 1, 2 and 3 filed with the Commission under Section 8 (c) of the Securities Act of 1933 on March 1, 1991, January 13, 1992 and February 4, 1992, respectively.

                  (ii)     The  Registrant's  limited   partnership   agreement,
                           Exhibit A to the Prospectus.

(b) During the year ended 1996, no reports on Form 8-K have been filed by the Registrant.

       Independent Auditors' Report on Supplementary Schedule







The Partners
Textainer Equipment Income Fund III, L.P.:

Under the date of February 17, 1997, we reported on the balance sheets of Textainer Equipment Income Fund III, L.P. (the Partnership) as of December 31, 1996 and 1995 and the related statements of earnings, partners' capital and cash flows for the year ended December 31, 1996, 1995 and 1994, which are included in the 1996 annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                      KPMG Peat Marwick LLP




San Francisco, California
February 17, 1997


                                     TCC EQUIPMENT INCOME FUND III, L.P.
                                      (a California limited partnership)

                               Schedule II - Valuation and Qualifying Accounts
                                        (Dollar amounts in thousands)

                                                            Charged                                       Balance
                                           Balance at       to Costs        Charged                        at End
                                           Beginning            and        to Other                          of
                                           of Period        Expenses       Accounts       Deduction        Period


For the year ended December 31, 1996:

Allowance for
  doubtful accounts                            $  1,516             254           -             (154)           1,616
                                                  -----             ---        ----             -----           -----

Damage protection
  plan reserve                                 $    373             411           -             (362)             422
                                                 ------             ---        ----             -----           -----

Warranty settlement                            $    306            (39)           -                -             267
                                                -------             ---        ----             -----          ------


For the year ended December 31, 1995

Allowance for
  doubtful accounts                            $  1,466             554           -            (504)           1,516
                                                  -----             ---         ----           -----           -----

Damage protection
  plan reserve                                 $    369             282           -             (278)             373
                                                 ------             ---         ----            -----             ---

Warranty settlement                            $    10              (2)          298               -              306
                                                -------             ---         ----            -----             ---


For the year ended December 31, 1994:

Allowance for doubtful accounts                $    535           1,083           -             (152)           1,466
                                                    ---           -----         ----            -----           -----

Damage protection plan reserve                 $    310             483           -             (424)             369
                                                  ------           ----         ----            -----            ----

Warranty settlement                            $     12             (2)           -                -               10
                                                  ------          -----         ----           ------           -----

Reserve for trailer
maintenance and repairs                        $    791             458           -           (1,249)               -
                                                  -----           -----         ----          -------           -----




                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                        The Managing General Partner

                                     By /s/John R. Rhodes
                                        John R. Rhodes
                                        Executive Vice President

Date:  March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                         Title                                        Date


/s/John R. Rhodes                                 Executive Vice President                     March 26, 1997
---------------------------------------------
John R. Rhodes                                    (Principal Financial and
                                                  Accounting Officer), and
                                                  Secretary

/s/James E. Hoelter                               President(Principal Executive                March 26, 1997
---------------------------------------------
James E. Hoelter                                  Officer) and Director


/s/James S. McCaffrey                             Executive Vice President,                    March 26, 1997
------------------------------------------
James S. McCaffrey                                Chief Operating Officer and Director


/s/ John A. Maccarone                             Director                                     March 26, 1997
-------------------------------------------
John A. Maccarone


/s/Cara D. Smith                                  Director                                     March 26, 1997
-------------------------------------------
Cara Smith

                                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                        The Managing General Partner

                                     By
                                        John R. Rhodes
                                        Executive Vice President

Date:  March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                         Title                                        Date



                                                  Executive Vice President                     March 26, 1997
John R. Rhodes                                    (Principal Financial and
                                                  Accounting Officer),and
                                                  Secretary


                                                  President(Principal Executive                March 26, 1997
James E. Hoelter                                  Officer) and Director


                                                  Executive Vice President, Chief              March 26, 1997
James S. McCaffrey                                Operating Officer and Director



John Maccarone                                    Director                                     March 26, 1997


Cara D. Smith                                     Director                                     March 26, 1997
