Form 10-Q
period 1997-03-31
TEXTAINER EQUIPMENT INCOME FUND III L P
filed 1997-05-13
CIK 866888

TEXTAINER FINANCIAL SERVICES CORPORATION
                          650 California Street, 16th Floor
                               San Francisco, CA 94108


May 13, 1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund III, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 1997.

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


                   For the quarterly period ended March 31, 1997


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

                          Quarterly Report on Form 10Q for the
                               Quarter Ended March 31, 1997

                                    Table of Contents


                                                                                                             Page


     Item 1.      Financial Statements

                  Balance Sheets - March 31, 1997 (unaudited) and December 31, 1996.........................      3

                  Statements of Earnings for the three months ended
                  March 31, 1997 and 1996 (unaudited).......................................................      4

                  Statements of Partners' Capital for the three months ended
                  March 31, 1997 and 1996 (unaudited).......................................................      5

                  Statements of Cash Flows for the three months ended
                  March 31, 1997 and 1996 (unaudited).......................................................      6

                  Notes to Financial Statements (unaudited).................................................      8


     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................................................     12


                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (a California limited partnership)

                                Balance Sheets

                     March 31, 1997 and December 31, 1996
                             (Amounts in thousands)

                                                                              1997                   1996
                                                                         ---------------        ---------------
                                                                           (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of  $32,482 (1996:  $30,943)                           $         81,011                 81,075
Cash                                                                                843                  2,426
Accounts receivable, net of allowance
   for doubtful accounts of $1,577 (1996: $1,616)                                 5,070                  5,219
Due from affiliates (note 5)                                                        198                      -
Prepaid expenses                                                                     27                     45
                                                                         ---------------        ---------------

                                                                       $         87,149                 88,765
                                                                         ===============        ===============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                    $            486                    492
   Accrued liabilities                                                               46                     35
   Accrued damage protection plan costs (note 2)                                    388                    422
   Warranty claims (note 3)                                                         258                    267
   Due to affiliates (note 5)                                                         -                     52
   Deferred quarterly distribution                                                  116                    116
   Equipment purchases payable                                                      539                    580
                                                                         ---------------        ---------------

      Total liabilities                                                           1,833                  1,964
                                                                         ---------------        ---------------

Partners' capital:
   General partners                                                                   -                      -
   Limited partners                                                              85,316                 86,801
                                                                         ---------------        ---------------

      Total partners' capital                                                    85,316                 86,801
                                                                         ---------------        ---------------

Commitments (note 8)
                                                                       $         87,149                 88,765
                                                                         ===============        ===============

See accompanying notes to financial statements

                      TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                         (a California limited partnership)

                               Statements of Earnings

                 For the three months ended March 31, 1997 and 1996 (Dollar amounts in thousands except for unit and per unit amounts)
                                     (unaudited)



                                                       1997                1996
                                                 -----------------   -----------------

Rental Income                                  $            4,736               5,645
                                                 -----------------   -----------------

Costs and expenses:
     Direct container expenses                                860                 834
     Bad debt expense                                           1                  34
     Depreciation                                           1,701               1,679
     Professional fees                                          8                  10
     Management fees to affiliates (note 5)                   449                 513
     General and administrative costs to affiliates
     (note 5)                                                 313                 346
     Other general and administrative costs                    54                  60
                                                 -----------------   -----------------

                                                            3,386               3,476
                                                 -----------------   -----------------

     Income from operations                                 1,350               2,169
                                                 -----------------   -----------------

Other income:
     Interest income                                           29                  29
     Gain on sale of equipment                                 23                  88
                                                 -----------------   -----------------

                                                               52                 117
                                                 -----------------   -----------------

     Net earnings                              $            1,402               2,286
                                                 =================   =================

Allocation of net earnings (note 5):
     General partners                          $               30                  30
     Limited partners                                       1,372               2,256
                                                 -----------------   -----------------

                                               $            1,402               2,286
                                                 =================   =================
Limited partners' per unit share
     of net earnings                           $             0.22                0.36
                                                 =================   =================

Limited partners' per unit share
     of distributions                          $             0.46                0.46
                                                 =================   =================

Weighted average number of limited
     partnership units outstanding                      6,168,527           6,189,743
                                                 =================   =================


See accompanying  notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (a California limited partnership)

                        Statements of Partners' Capital

                For the three months ended March 31, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

                                                             Partners' Capital
                                          --------------------------------------------------------
                                            General              Limited               Total
                                          ------------       ----------------      ---------------


Balances at January 1, 1996             $           -                 90,887               90,887

Distributions                                    (30)                (2,863)              (2,893)

Redemptions (note 7)                                -                   (61)                 (61)

Net earnings                                       30                  2,256                2,286
                                          ------------       ----------------      ---------------

Balances at March 31, 1996              $           -                 90,219               90,219
                                          ============       ================      ===============

Balances at January 1, 1997             $           -                 86,801               86,801

Distributions                                    (30)                (2,853)              (2,883)

Redemptions (note 7)                                -                    (4)                  (4)

Net earnings                                       30                  1,372                1,402
                                          ------------       ----------------      ---------------

Balances at March 31, 1997              $           -                 85,316               85,316
                                          ============       ================      ===============


See accompanying notes to financial statements

                     TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                        (a California limited partnership)

                             Statements of Cash Flows

                 For the three months ended March 31, 1997 and 1996
                               (Amounts in thousands)

                                    (unaudited)

                                                                                     1997                1996
                                                                                ----------------    ---------------
Cash flows from operating activities:
   Net earnings                                                               $           1,402              2,286
   Adjustments  to  reconcile  net  earnings to net cash  provided by operating activities:
         Depreciation                                                                     1,701              1,679
         Increase in allowance for doubtful accounts                                       (39)                (7)
         Gain on sale of equipment                                                         (23)               (88)
         Changes in assets and liabilities:
            Decrease in accounts receivable                                                 182                461
            Decrease in due to affiliates, net                                            (278)              (282)
            Increase in accounts payable and accrued liabilities                              5                156
            (Decrease) increase in accrued damage protection plan costs                    (34)                 51
            Decrease in warranty claims                                                     (9)                (9)
            Decrease in prepaid expenses                                                     18                 14
                                                                                ----------------    ---------------

            Net cash provided by operating activities                                     2,925              4,261
                                                                                ----------------    ---------------

Cash flows from investing activities:
     Proceeds from sale of equipment                                                        324                379
     Equipment purchases                                                                (1,945)            (1,330)
                                                                                ----------------    ---------------

            Net cash used in investing activities                                       (1,621)              (951)
                                                                                ----------------    ---------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                                (4)               (61)
    Distributions to partners                                                           (2,883)            (2,894)
                                                                                ----------------    ---------------

            Net cash used in financing activities                                       (2,887)            (2,955)
                                                                                ----------------    ---------------

Net (decrease) increase in cash                                                         (1,583)                355

Cash at beginning of period                                                               2,426                986
                                                                                ----------------    ---------------

Cash at end of period                                                         $             843              1,341
                                                                                ================    ===============


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A California limited partnership)

                       Statements of Cash Flows--Continued

               For the three months ended March 31, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)


Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, distributions to partners, and proceeds from sale of Equipment which had not been paid or received by the Partnership as of March 31, 1997 and 1996, and December 31, 1996 and 1995, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1997 and 1996.

                                                                      Mar. 31         Dec. 31        Mar. 31        Dec. 31
                                                                         1997            1996           1996           1995
                                                                      -------         -------        -------        -------
Equipment purchases included in:
   Due to affiliates..........................................        $    47              --             81             86
   Equipment purchases payable................................            539             580          1,672            738

Distributions to partners included in:
   Due to affiliates..........................................             10              10             42             42
   Deferred quarterly distribution............................            116             116            121            122

Proceeds from sale of Equipment included in:
   Accounts receivable........................................             --              --             --             19
   Due from affiliates........................................            400             381            331            348

The following table summarizes the amounts of Equipment purchases, distributions to partners and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1997 and 1996.

                                                                                                        1997           1996
                                                                                                        ----           ----

Equipment purchases recorded...............................................................        $   1,951          2,259
Equipment purchases paid...................................................................            1,945          1,330

Distributions to partners declared.........................................................            2,883          2,893
Distributions to partners paid.............................................................            2,883          2,894

Proceeds from sale of Equipment recorded...................................................              343            343
Proceeds from sale of Equipment received...................................................              324            379


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A California limited partnership)

                          Notes to Financial Statements

                                 March 31, 1997
            (Dollar amounts in thousands except for per unit amounts)
                                   (unaudited)

Note 1.   General

     Textainer Equipment Income Fund III, L.P. (the Partnership) is a California limited partnership formed in 1990. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1997 and December 31, 1996, and the results of its operations, changes in partners' capital, and cash flows for the three-month periods ended March 31, 1997 and 1996, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and the accompanying Notes included in the Partnership's audited financial statements as of December 31, 1996.

     Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2.   Damage Protection Plan

     The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize these revenues when earned and provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. At March 31, 1997 and December 31, 1996, this reserve was equal to $388 and $422, respectively.

Note 3.  Warranty Claims

     During 1992 and 1995, the Partnership settled warranty claims against an equipment manufacturer. The Partnership is amortizing the settlement amounts over the remaining useful life of the Equipment (between seven and eight years), reducing maintenance and repair costs over that time. At March 31, 1997 and December 31, 1996, the unamortized portion of the settlement amounts was equal to $258 and $267, respectively.

Note 4. Acquisition of Equipment

     During  the  three-month  periods  ended  March  31,  1997  and  1996,  the
     Partnership   purchased  Equipment  with  a  cost  of  $1,951  and  $2,259, respectively.

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

     In accordance with the Partnership Agreement, and subject to special allocations described therein, net earnings or losses and partnership distributions are generally allocated 1% to the General Partners and 99% to the limited partners with the exception of gross income, as defined in the Partnership Agreement. Gross income is allocated to the General Partners to the extent that their capital accounts' deficit exceed the portion of syndication and offering costs allocated to them. On termination of the Partnership the General Partners shall be allocated gross income equal to their allocations of syndication and offering costs.

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership had capitalized $95 and $64 of equipment acquisition fees as part of Equipment costs during the three-month periods ended March 31, 1997 and 1996 and had incurred $120 and $121 of incentive management fees during the three-month periods ended March 31, 1997 and 1996, respectively. No equipment liquidation fees were incurred in either period.

     The Equipment of the Partnership is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates, net at March 31, 1997 and December 31, 1996.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. During the three-month periods ended March 31, 1997 and 1996, the Partnership paid $329 and $392, respectively, in equipment management fees to TEM. The Partnership's Equipment is leased by TEM to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating master leases with limited terms and no purchase option.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance, are incurred in performing administrative services necessary to the operation of the Partnership. These costs are borne by TFS and TEM. During the three-month periods ended March 31, 1997 and 1996, costs allocated to the Partnership for salaries were $161 and $169, respectively and other general and administrative costs were $152 and $177, respectively. TEM allocates these costs based on the ratio of the Partnership's interest in managed Equipment to the total
     Equipment managed by TEM during the period. Indirect general and administrative costs allocated to the Partnership by TEM were $275 and $283 for the three-month periods ended March 31, 1997 and 1996, respectively.

     TFS allocates indirect general and administrative costs to the Partnership based on the ratio of the Partnership's Equipment to the total Equipment of all limited partnerships managed by TFS. TFS allocated $38 and $63 of these indirect costs to the Partnership during the three-month periods ended March 31, 1997 and 1996, respectively.

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

     At March 31, 1997 and December 31, 1996, due from and to affiliates are comprised of:

                                                                                  1997                1996
                                                                                  ----                ----
                    Due from affiliates:
                          Due from TFS................................   $         162                  -
                          Due from TEM................................             100                 27
                                                                            ===========         ===========
                                                                         $         262                 27
                                                                            ===========         ===========

                    Due to affiliates:
                          Due to TAS..................................   $          44                  -
                          Due to TFS..................................               -                 52
                          Due to TGH..................................               -                  1
                          Due to TCC..................................              19                 26
                          Due to TL...................................               1                  -
                                                                            ===========         ===========
                                                                         $          64                 79
                                                                            ===========         ===========


     These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM.

     It is the policy of the Partnership and the General Partners' to charge interest on intercompany balances which are outstanding for more than one month, to the extent such balances relate to loans for Equipment purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest expense incurred on intercompany balances for the three-month periods ended March 31, 1997 or 1996.

Note 6.   Rentals under Operating Leases

     The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of March 31, 1997:

        Year ending March 31:

        1998...................................................          $ 1,370
        1999...................................................              157
        2000...................................................               72
                                                                           -----
        Total minimum future rentals receivable................          $ 1,599
                                                                           =====


Note 7.   Redemptions

     The following redemption offerings were consummated by the Partnership during the three-month period ended March 31, 1997:

                                                          Units                   Average
                                                         Redeemed            Redemption Price              Amount Paid
                                                         --------            ----------------              -----------
            Balance at December 31, 1996..                 81,098                  $14.69                      $ 1,191

            Quarter ended:
                  March 31, 1997...................           375                  $10.43                            4
                                                           ------                                                -----

            Partnership to date....................        81,473                  $14.67                      $ 1,195
                                                           ======                                                =====


     The redemption price is fixed by formula and varies depending on the length of time the units are outstanding.

Note 8.  Commitments

     At March 31, 1997, the Partnership has committed to purchase 500 new containers at an approximate total purchase price of $1,170 which includes acquisition fees of $56. These commitments were made to TAS which, as the contracting party, has in turn committed to purchase this Equipment on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            (Dollar amounts in thousands except for per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 1997 and 1996. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From January 16, 1991 until May 4, 1992, the Partnership was involved in the offering of limited partnership interests to the public. On May 4, 1992, the Partnership's offering of limited partnership interests was closed at $125,000.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the quarter ended March 31, 1997 the Partnership redeemed 375 units for a total dollar amount of $4.

The Partnership invests working capital and cash flow from operations prior to its distribution or reinvestment in additional equipment in short-term, highly liquid investments. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions or (ii) $100. At March 31, 1997, the Partnership's cash of $843 was primarily invested in a market-rate account.

During the quarter ended March 31, 1997, the Partnership declared cash distributions to limited partners pertaining to the period from December 1996 through February 1997 in the amount of $2,853. These distributions represent 9.25% of original capital (measured on an annualized basis) on each unit. Of these distributions, on a GAAP basis, $1,481 was a return of capital and the balance was from net earnings. On a cash basis, all of these distributions were from operations.

At March 31, 1997, the Partnership had committed to purchase 500 new containers at an approximate total purchase price of $1,170, which includes acquisition fees of $56. At March 31, 1997, the Partnership had cash of $843 and had not yet received $400 of the proceeds from the 1997 sale of its Equipment. The Partnership expects to fund the purchase of Equipment with its cash on hand and with cash flows from operations, which is in excess of distributions. In the event the Partnership decides not to purchase the Equipment, one of the General Partners or an affiliate of the General Partners will retain the Equipment for its own account.

For the three-month period ended March 31, 1997, the Partnership had net cash provided by operating activities of $2,925, compared with net cash provided by operating activities of $4,261 for the comparable period ended March 31, 1996. This decrease was primarily attributable to a decrease in net earnings and accounts receivable from operations. The decrease in net earnings of 39% in the first quarter of 1997 compared to the first quarter of 1996 was primarily due to a 16% decrease in rental revenues. The decrease in rental revenues between periods was due to a decline in utilization, rental rates and fleet size. These decreases are discussed more fully below under "Results of Operations". Accounts receivable from operations decreased primarily due to the decrease in rental income. The decline was offset by an increase in the average collection period of accounts receivable from 113 days to 126 days for the three-month periods ended March 31, 1996 and 1997, respectively.

As explained below under "Results of Operations", demand for leased containers has declined, and this decline has affected the Partnership's financial condition.

Net cash used in investing activities (the purchase and sale of rental equipment) for the three-month period ended March 31, 1997 was $1,621, compared with $951 for the three-month period ended March 31, 1996. This difference is primarily due to the fact that, on a cash basis, the Partnership purchased more equipment in 1997 than in the same period in 1996. The General Partners believe that these differences reflect normal fluctuations in equipment sales and purchases. Consistent with its investment objectives and the General Partners' determination that Equipment can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from future Equipment sales in additional Equipment. Such additional Equipment purchases may not, however, equal the number of units sold.

Results of Operations

The Partnership's operations, which consist of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the fleet (inventory) during the three-month periods ended March 31, 1997 and 1996, as well as certain other factors as discussed below. The following is a summary of the equipment (in units) available for lease during those periods:

                                                     1997             1996
                                                     ----             ----

     Opening inventory.......................      30,605           30,236
     Closing inventory.......................      31,270           30,850
     Average.................................      30,938           30,543


Rental income and direct container expenses are also affected by the lease utilization percentages for the equipment, which were 78%, and 88% on average during the three-month periods ended March 31, 1997 and 1996, respectively. In addition, rental income is affected by daily rental rates, which declined.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 1997 and 1996.

The Partnership's income from operations for the three-month periods ended March 31, 1997 and 1996 was $1,350 and $2,169, respectively, on rental income of $4,736 and $5,645, respectively. The decrease in rental income of $909, or 16%, from the three-month period ended March 31, 1996 to the same period in 1997, was primarily attributable to income from container rentals, the major component of total revenue, which decreased by $793, or 15%, from 1996 to 1997. Income from container rentals is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage, and average daily rental rates. Average inventory increased 1%, average utilization decreased 11%, and average daily rental rates decreased by 5% from the three months ended March 31, 1996 to the same period in 1997.

Container utilization began to decline in late 1995 and that decline persisted throughout 1996 and into 1997. The General Partners believe that this decrease in demand for leased containers is the result of adverse changes in the business of its shipping line customers. These changes consist principally of: (i) a general slowdown in the growth of world containerized cargo trade, particularly in the Asia-North America and Asia-Europe trade routes; (ii) over-capacity resulting from the 1996 and 1997 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; and (iii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers, thereby decreasing the demand for leased containers. The container ship over-capacity in particular led to lower shipping rates, resulting in shipping lines' need to reduce operating costs. The drive to reduce costs, coupled with the availability of inexpensive financing and lower container prices, encouraged shipping lines to purchase, rather than lease, a greater number of new containers in 1996 than in previous years. All of these factors have led to downward pressure on container lease rates, a decline in utilization of leased containers, and an increase in leasing incentives and other discounts being granted to shipping lines by container lessors, further eroding Partnership profitability. The decline in demand for leased containers has been accompanied by a drop in the purchase price of new containers. For the near term, the General Partners do not foresee any changes in current market conditions and caution that both utilization and lease rates could continue to decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from less desirable locations (location income), income for handling and returning containers and income from charges to lessees for a damage protection plan
(DPP). For the three-month period ended March 31, 1997, the total of these other revenue items was $383, a decrease of $116 compared to the equivalent period in 1996. The primary components of this net decrease were decreases in location income and DPP of $96 and $44, respectively. The decline in location income is mainly due to lower demand, which drove drop-off charges to lessees down and increased credits given to lessees for picking up units from less desirable locations. DPP revenue declined due to the decrease in return fees as a result of fewer units being turned in during the period ended March 31, 1997 as compared to the equivalent period in 1996.

Direct container expenses, excluding bad debt expense, increased by $26 from the three-month period ended March 31, 1996 to the same period in 1997. The primary component of this increase were costs incurred for storage, which increased $189 between periods, offset in part by a decrease in DPP expense of $114. Storage expense increased due to a decline in utilization rates from the three-month period ended March 31, 1996 to the same period in 1997. DPP expense decreased due to a decrease in the average number of units requiring repairs from March 31, 1996 to the same period in 1997, as well as a slight decrease in the average repair costs per unit between the two periods.

Bad debt expense decreased by $33 from the three-month period ended March 31, 1996 to the same period of 1997 primarily due to lower reserve requirements as a result of the decrease in rental income from 1996 to 1997.

Depreciation expense increased by $22 or 1% from the three-month period ended March 31, 1996 to the equivalent period in 1997. The increase is primarily due to the 1% increase in average inventory.

Management fees decreased by $64 or 13%, from the three-months ended March 31, 1996 to the equivalent period in 1997 due to a decrease in equipment management fees. Equipment management fees, which are based primarily of gross revenue, decreased $64 or 16% due to the decrease in rental income and were 7% of gross revenue for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, were $120 for both periods.

General and administrative costs to affiliates decreased by $33, or 10%, in the three-month period ended March 31, 1997 compared to the same period in 1996. The decrease was primarily the result of a decline in overhead costs allocable from TEM and TFS.

Other income contained a gain on sales of equipment of $23 for the three-month period ended March 31, 1997 compared to a gain of $88 for the equivalent period ended March 31, 1996. Interest income was $29 for both periods.

Net earnings per limited partnership unit decreased from $0.36 for the three-month period ended March 31, 1996 to $0.22 for the equivalent period in 1997, reflecting the decrease in net earnings from $2,286 for the quarter ended March 31, 1996 to $1,402 for the same period in 1997.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 1997 which would result in such risk materializing.

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


                                     TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                                     (A California limited partnership)

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By    ________________________________
                                            John R. Rhodes
                                            Executive Vice President



Date: May 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                Title                                       Date


----------------------------------       Executive Vice President                    May 13, 1997
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



----------------------------------       President (Principal Executive              May 13, 1997
James E. Hoelter                         Officer) and Director




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


                                     TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                                     (A California limited partnership)

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By    /s/ John R. Rhodes
                                           John R. Rhodes
                                           Executive Vice President



Date: May 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                Title                                       Date


/s/ John R. Rhodes                       Executive Vice President                    May 13, 1997
------------------------------------     (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary

/s/ James E. Hoelter                     President (Principal Executive              May 13, 1997
------------------------------------     Officer) and Director
James E. Hoelter