Form 10-Q
period 1997-06-30
TEXTAINER EQUIPMENT INCOME FUND III L P
filed 1997-08-13
CIK 866888

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 13, 1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund III, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 1997.

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


                   For the quarterly period ended June 30, 1997


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

                       Quarterly Report on Form 10Q for the
                           Quarter Ended June 30, 1997

                               Table of Contents


                                                                                                           Page


Item 1.      Financial Statements

             Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996..........................      3

             Statements of Earnings for the six and three months ended
             June 30, 1997 and 1996 (unaudited)........................................................      4

             Statements of Partners' Capital for the six months ended
             June 30, 1997 and 1996 (unaudited)........................................................      5

             Statements of Cash Flows for the six months ended
             June 30, 1997 and 1996 (unaudited)........................................................      6

             Notes to Financial Statements (unaudited).................................................      8


Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................................................     12



                  TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                    (a California Limited Partnership)

                              Balance Sheets

                    June 30, 1997 and December 31, 1996
                          (Amounts in thousands)

                                                                              1997                   1996
                                                                         ---------------        ---------------
                                                                           (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of  $33,948 (1996:  $30,943)                           $         80,092                 81,075
Cash                                                                                199                  2,426
Accounts receivable, net of allowance
   for doubtful accounts of $1,593 (1996: $1,616)                                 5,084                  5,219
Due from affiliates (note 5)                                                        222                     27
Prepaid expenses                                                                     13                     45
                                                                         ---------------        ---------------
                                                                       $         85,610                 88,792
                                                                         ===============        ===============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                    $            668                    492
   Accrued liabilities                                                              197                     35
   Accrued damage protection plan costs (note 2)                                    363                    422
   Warranty claims (note 3)                                                         248                    267
   Due to affiliates (note 5)                                                        93                     79
   Deferred quarterly distribution                                                  115                    116
   Equipment purchases payable                                                      439                    580
                                                                         ---------------        ---------------
      Total liabilities                                                           2,123                  1,991
                                                                         ---------------        ---------------

Partners' capital:
   General partners                                                                   -                      -
   Limited partners                                                              83,487                 86,801
                                                                         ---------------        ---------------
      Total partners' capital                                                    83,487                 86,801
                                                                         ---------------        ---------------
                                                                       $         85,610                 88,792
                                                                         ===============        ===============

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (a California Limited Partnership)

                             Statements of Earnings

             For the six and three months ended June 30, 1997 and 1996 (Dollar amounts in thousands except for unit and per unit amounts)
                                 (unaudited)

                                                    Six months          Three months       Six months       Three months
                                                         Ended                 Ended            Ended              Ended
                                                 June 30, 1997         June 30, 1997    June 30, 1996      June 30, 1996
                                               ---------------         --------------   -------------      --------------

Rental income                                $           9,470              4,734              10,980              5,335
                                               ----------------       ---------------   --------------      -------------

Costs and expenses:
     Direct container expenses                           1,897              1,037               1,627                793
     Bad debt expense                                       77                 76                 172                138
     Depreciation                                        3,415              1,714               3,398              1,719
     Professional fees                                      18                 10                  17                  7
     Management fees to affiliates (note 5)                896                447               1,005                492
     General and administrative costs
       to affiliates (note 5)                              619                306                 640                294
     Other general and administrative costs                105                 51                 126                 66
                                               ----------------   ----------------   -----------------   ----------------
                                                         7,027              3,641               6,985              3,509
                                               ----------------   ----------------   -----------------   ----------------
     Income from operations                              2,443              1,093               3,995              1,826
                                               ----------------   ----------------   -----------------   ----------------

Other income (loss):
     Interest income                                        43                 14                  47                 18
     (Loss) gain on sale of equipment                      (30)               (53)                 92                  4
                                               ----------------   ----------------   -----------------   ----------------
                                                            13                (39)                139                 22
                                               ----------------   ----------------   -----------------   ----------------
     Net earnings                            $           2,456              1,054               4,134              1,848
                                               ================   ================   =================   ================

Allocation of net earnings (note 5):
     General partners                        $              60                 30                  60                 30
     Limited partners                                    2,396              1,024               4,074              1,818
                                               ----------------   ----------------   -----------------   ----------------
                                             $           2,456              1,054               4,134              1,848
                                               ================   ================   =================   ================
Limited partners' per unit share
     of net earnings                         $            0.39               0.17                0.66               0.29
                                               ================   ================   =================   ================

Limited partners' per unit share
     of distributions                        $            0.92               0.46                0.93               0.46
                                               ================   ================   =================   ================

Weighted average number of limited
     partnership units outstanding                   6,168,527          6,168,527            6,189,743         6,189,743
                                               ================   ================   =================   ================


See accompanying  notes to financial statements

                 TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                    (a California Limited Partnership)

                      Statements of Partners' Capital

              For the six months ended June 30, 1997 and 1996
                          (Amounts in thousands)
                               (unaudited)

                                                             Partners' Capital
                                          --------------------------------------------------------
                                            General              Limited               Total
                                          ------------       ----------------      ---------------
Balances at January 1, 1996             $           -                 90,887               90,887

Distributions                                     (60)                (5,726)              (5,786)

Redemptions (note 7)                                -                    (61)                 (61)

Net earnings                                       60                  4,074                4,134
                                          ------------       ----------------      ---------------
Balances at June 30, 1996               $           -                 89,174               89,174
                                          ============       ================      ===============

Balances at January 1, 1997             $           -                 86,801               86,801

Distributions                                     (60)                (5,706)              (5,766)

Redemptions (note 7)                                -                     (4)                  (4)

Net earnings                                       60                  2,396                2,456
                                          ------------       ----------------      ---------------
Balances at June 30, 1997               $           -                 83,487               83,487
                                          ============       ================      ===============


See accompanying notes to financial statements



                     TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                        (a California Limited Partnership)

                            Statements of Cash Flows

                 For the six months ended June 30, 1997 and 1996
                             (Amounts in thousands)
                                  (unaudited)

                                                                                     1997                1996
                                                                                ----------------    ---------------
Cash flows from operating activities:
   Net earnings                                                               $           2,456               4,134
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation                                                                     3,415               3,398
         (Decrease) increase in allowance for doubtful accounts                             (23)                 84
         Loss (gain) on sale of equipment                                                    30                 (92)
         Changes in assets and liabilities:
            Decrease in accounts receivable                                                 157                 412
            Decrease in due to affiliates, net                                             (178)               (434)
            Increase in accounts payable and accrued liabilities                            338                  73
            (Decrease) increase in accrued damage protection plan costs                     (59)                 55
            Decrease in warranty claims                                                     (19)                (19)
            Decrease in prepaid expenses                                                     32                  28
                                                                                ----------------     ---------------
            Net cash provided by operating activities                                     6,149               7,639
                                                                                ----------------     ---------------

Cash flows from investing activities:
     Proceeds from sale of equipment                                                        690                 656
     Equipment purchases                                                                 (3,296)             (2,993)
                                                                                ----------------     ---------------
            Net cash used in investing activities                                        (2,606)             (2,337)
                                                                                ----------------     ---------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                                 (4)                (61)
    Distributions to partners                                                            (5,766)             (5,789)
                                                                                ----------------     ---------------
            Net cash used in financing activities                                        (5,770)             (5,850)
                                                                                ----------------     ---------------

Net decrease in cash                                                                     (2,227)               (548)

Cash at beginning of period                                                               2,426                 986
                                                                                ----------------     ---------------
Cash at end of period                                                         $              199                438
                                                                                ================     ===============


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A California Limited Partnership)

                       Statements of Cash Flows--Continued

                 For the six months ended June 30, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)


Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, distributions to partners, and proceeds from sale of Equipment which had not been paid or received by the Partnership as of June 30, 1997 and 1996, and December 31, 1996 and 1995, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1997 and 1996.

                                                                      June 30         Dec. 31        June 30        Dec. 31
                                                                         1997            1996           1996           1995
                                                                      -------         -------        -------        -------
Equipment purchases included in:
   Due to affiliates..........................................        $    26              --            103             86
   Equipment purchases payable................................            439             580            278            738

Distributions to partners included in:
   Due to affiliates..........................................             11              10             41             42
   Deferred quarterly distribution............................            115             116            120            122

Proceeds from sale of Equipment included in:
   Accounts receivable........................................             --              --             --             19
   Due from affiliates........................................            411             381            336            348

The following table summarizes the amounts of Equipment purchases, distributions to partners and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1997 and 1996.

                                                                                                        1997           1996
                                                                                                        ----           ----

Equipment purchases recorded...............................................................        $   3,181          2,550
Equipment purchases paid...................................................................            3,296          2,993

Distributions to partners declared.........................................................            5,766          5,786
Distributions to partners paid.............................................................            5,766          5,789

Proceeds from sale of Equipment recorded...................................................              720            625
Proceeds from sale of Equipment received...................................................              690            656


See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A California Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1997
            (Dollar amounts in thousands except for per unit amounts)
                                   (unaudited)

Note 1.   General

     Textainer Equipment Income Fund III, L.P. (the Partnership) is a California limited partnership formed in 1990. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1997 and December 31, 1996, and the results of its operations, changes in partners' capital, and cash flows for the six- and three-month periods ended June 30, 1997 and 1996, have been made.

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


Note 2.   Damage Protection Plan

     The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize these revenues when earned and provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. At June 30, 1997 and December 31, 1996, this reserve was equal to $363 and $422, respectively.


Note 3.  Warranty Claims


     During 1992 and 1995, the Partnership settled warranty claims against an equipment manufacturer. The Partnership is amortizing the settlement amounts over the remaining useful life of the Equipment (between seven and eight years), reducing maintenance and repair costs over that time. At June 30, 1997 and December 31, 1996, the unamortized portion of the settlement amounts was equal to $248 and $267, respectively.


Note 4. Acquisition of Equipment

     During the six-month periods ended June 30, 1997 and 1996, the Partnership purchased Equipment with a cost of $3,181 and $2,550, respectively.


Note 5.   Transactions with Affiliates

     Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership. TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners. The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC, TEM, TL and TAS are subsidiaries of Textainer Group Holdings Limited (TGH). TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale.

     In accordance with the Partnership Agreement, and subject to special allocations described therein, net earnings or losses and partnership distributions are generally allocated 1% to the General Partners and 99% to the limited partners with the exception of gross income, as defined in the Partnership Agreement. Gross income is allocated to the General Partners to the extent that their capital accounts' deficit exceed the portion of syndication and offering costs allocated to them. On termination of the Partnership, the General Partners shall be allocated gross income equal to their allocations of syndication and offering costs.

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership had capitalized $158 and $144 of equipment acquisition fees as part of Equipment costs during the six-month periods ended June 30, 1997 and 1996, respectively. The Partnership had incurred $240 and $120 of incentive management fees during the six- and three-month periods ended June 30, 1997 and $241 and $121 for the comparable periods in 1996. No equipment liquidation fees were incurred in either period.

     The Equipment of the Partnership is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates at June 30, 1997 and December 31, 1996.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. The Partnership paid $656 and $327 in equipment management fees to TEM during the six- and three-month periods ended June 30, 1997 and $764 and $371 during the comparable periods in 1996. The Partnership's Equipment is leased by TEM to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating master leases with limited terms and no purchase option.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance, are incurred in performing administrative services necessary to the operation of the Partnership. These costs are borne by TFS and TEM. Costs allocated to the Partnership for salaries were $329 and $168 during the six- and three-month periods ended June 30, 1997 and $313 and $147 for the comparable periods in 1996. Other general and administrative costs were $290 and $138 during the six- and three-month periods ended June 30, 1997 and $327 and $147 for the comparable periods in 1996. TEM allocates these costs based on the ratio of the Partnership's interest in managed Equipment to the total Equipment managed by TEM during the period. Indirect general and administrative costs allocated to the Partnership by TEM were $537 and $262 for the six- and three-month periods ended June 30, 1997 and $563 and $281 for the comparable periods in 1996.

     TFS allocates indirect general and administrative costs to the Partnership based on the ratio of the Partnership's Equipment to the total Equipment of all limited partnerships managed by TFS. TFS allocated $82 and $44 of these indirect costs to the Partnership during the six- and three-month periods ended June 30, 1997 and $77 and $13 for the comparable periods in 1996.

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

     At June 30, 1997 and December 31, 1996, due from and to affiliates are comprised of:

                                                            1997          1996
                                                            ----          ----
     Due from affiliates:
       Due from TEM................................          222             27
                                                       ===========   ===========
                                                     $       222             27
                                                       ===========   ===========

     Due to affiliates:
      Due to TAS..................................   $        23              -
      Due to TFS..................................            56              52
      Due to TGH..................................             -               1
      Due to TCC..................................            13              26
      Due to TL...................................             1               -
                                                        ===========  ===========
                                                      $        93             79
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

     It is the policy of the Partnership and the General Partners' to charge interest on intercompany balances which are outstanding for more than one month, to the extent such balances relate to loans for Equipment purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest expense incurred on intercompany balances for the six- and three-month periods ended June 30, 1997 or 1996.


Note 6.   Rentals under Operating Leases

     The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of June 30, 1997:

     Year ending June 30:

     1998..........................................................      $ 1,320
     1999..........................................................          110
     2000..........................................................           65
                                                                         -------
     Total minimum future rentals receivable.......................      $ 1,495
                                                                           =====


Note 7.   Redemptions

     The following redemption offerings were consummated by the Partnership during the six-month period ended June 30, 1997:

                                                          Units                   Average
                                                         Redeemed            Redemption Price              Amount Paid
                                                         --------            ----------------              -----------
            Balance at December 31, 1996...........        81,098                $14.69                      $ 1,191

            Quarter ended:
                  March 31, 1997...................           375                $10.43                            4
                  June 30, 1997....................             -                     -                            -
                                                        -----------                                        ----------
            Partnership to date....................         81,473               $14.67                      $ 1,195
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            (Dollar amounts in thousands except for per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the six- and three-month periods ended June 30, 1997 and 1996. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From January 16, 1991 until May 4, 1992, the Partnership was involved in the offering of limited partnership interests to the public. On May 4, 1992, the Partnership's offering of limited partnership interests was closed at $125,000.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the six-months ended June 30, 1997 the Partnership redeemed 375 units for a total dollar amount of $4. The partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations prior to its distribution or reinvestment in additional equipment in short-term, highly liquid investments. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions or (ii) $100. At June 30, 1997, the Partnership's cash of $199 was invested in a market-rate account.

During the six-months ended June 30, 1997, the Partnership declared cash distributions to limited partners pertaining to the period from December 1996 through May 1997 in the amount of $5,706. These distributions represent 9.25% of original capital (measured on an annualized basis) on each unit. Of these distributions, on a GAAP basis, $3,310 was a return of capital and the balance was from net earnings. On a cash basis, all of these distributions were from operations.

For the six-month period ended June 30, 1997, the Partnership had net cash provided by operating activities of $6,149, compared with net cash provided by operating activities of $7,639 for the comparable period ended June 30, 1996. This decrease was primarily attributable to a decrease in net earnings of $1,678 offset by an increase in accounts payable and accrued liabilities. Accounts payable and accrued liabilities from operations increased due to timing differences in the accrual and payment of expenses and fees. The decrease in net earnings of 41% in the six-month period ending June 30, 1997 compared to the comparable period of 1996 was primarily due to a 14% decrease in rental revenues. The decrease in rental revenues between periods was due to a decline in utilization and rental rates. These decreases are discussed more fully below under "Results of Operations". As explained below under "Results of Operations", demand for leased containers has declined compared to the prior period, and this decline has affected the Partnership's financial condition.

Net cash used in investing activities (the purchase and sale of rental equipment) for the six-month period ended June 30, 1997 was $2,606, compared with $2,337 for the six-month period ended June 30, 1996. This difference is primarily due to the fact that, on a cash basis, the Partnership purchased more equipment in 1997 than in the same period in 1996. The General Partners believe that these differences reflect normal fluctuations in equipment sales and purchases. Consistent with its investment objectives and the General Partners' determination that Equipment can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from future Equipment sales in additional Equipment. Such additional Equipment purchases may not, however, equal the number of units sold.

Results of Operations

The Partnership's operations, which consist of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the fleet (inventory) during the six-month periods ended June 30, 1997 and 1996, as well as certain other factors as discussed below. The following is a summary of the equipment (in units) available for lease during those periods:

                                                         1997             1996
                                                         ----             ----

          Opening inventory.......................      30,605           30,236
          Closing inventory.......................      31,542           30,835
          Average.................................      31,074           30,536


Rental income and direct container expenses are also affected by the lease utilization percentages for the equipment, which were 77%, and 87% on average during the six-month periods ended June 30, 1997 and 1996, respectively. In addition, rental income is affected by daily rental rates, which declined.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 1997 and 1996.

The Partnership's income from operations for the six-month periods ended June 30, 1997 and 1996 was $2,443 and $3,995, respectively, on rental income of $9,470 and $10,980, respectively. The decrease in rental income of $1,510, or 14%, from the six-month period ended June 30, 1996 to the same period in 1997, was primarily attributable to income from container rentals, the major component of total revenue, which decreased by $1,488, or 15%, from 1996 to 1997. As noted above, income from container rentals is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage, and average daily rental rates. Average inventory increased 2%, average utilization decreased 11%, and average daily rental rates decreased by 5% from the six- month periods ended June 30, 1996 to the same period in 1997.

Container utilization began to decline in late 1995 and that decline persisted throughout 1996 and into the first quarter of 1997. The General Partners believe that this decrease in demand for leased containers is the result of adverse changes in the business of its shipping line customers. These changes consist principally of: (i) a general slowdown in the growth of world containerized cargo trade, particularly in the Asia-North America and Asia-Europe trade routes; (ii) over-capacity resulting from the 1996 and 1997 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; and (iii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers, thereby decreasing the demand for leased containers. The container ship over-capacity in particular led to lower shipping rates, resulting in shipping lines' need to reduce operating costs. The drive to reduce costs, coupled with the availability of inexpensive financing and lower container prices, encouraged shipping lines to purchase, rather than lease, a greater number of new containers in 1996 than in previous years. All of these factors have led to downward pressure on container lease rates, a decline in utilization of leased containers, and an increase in leasing incentives and other discounts being granted to shipping lines by container lessors, further eroding Partnership profitability. The decline in demand for leased containers has been accompanied by a drop in the purchase price of new containers.

During the second quarter of 1997, there was a slight improvement in market conditions as utilization improved and continues to improve into the third quarter of 1997. Despite the improving utilization, for the near term, the General Partners do not foresee material changes in current market conditions and caution that both utilization and lease rates could decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from surplus locations (location income), income for handling and returning containers and income from charges to lessees for a damage protection plan (DPP). For the six-month period ended June 30, 1997, the total of these other revenue items was $830, a decrease of $22 compared to the equivalent period in 1996. The primary components of this net decrease were decreases in location income and DPP of $83 and $37, respectively, offset by an increase in handling income of $81. The decline in location income is mainly due to lower demand, which increased credits given to lessees for picking up units from less desirable locations. DPP income decreased due to fewer units participating in the plan. Increased container movement resulted in increased handling income for the six-months ending June 30, 1997 as compared to the same period ending in 1996.

Direct container expenses, excluding bad debt expense, increased $270 for the six-month period ended June 30, 1997 from the same period in 1996. The primary components of this increase were costs incurred for storage and repositioning, which increased $443 between periods. The increase was partially offset by a decrease in DPP expense of $162. Storage expense increased due to a decline in utilization rates from the six-month period ended June 30, 1996 to the same period in 1997. Repositioning costs increased due to an increased number of containers being transported to higher demand locations. DPP expense decreased due the decrease in the average per unit repair costs from June 30, 1996 to the same period in 1997.

Bad debt expense decreased by $95 for the six-month period ended June 30, 1997 from the same period of 1996 primarily due to lower reserve requirements.

Depreciation expense was comparable at $3,415 and $3,398 for the the six-month periods ended June 30, 1997 and 1996, respectively.

Management fees decreased by $109 or 11%, from the six-months ended June 30, 1997 compared to the equivalent period in 1996 due to a decrease in equipment management fees. Equipment management fees, which are based primarily of gross revenue, decreased $108 or 14% due to the decrease in rental income and were 7% of gross revenue for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, were comparable at $240 and $241 for the six-month periods ended June 30, 1997 and 1996, respectively.

General and administrative costs to affiliates decreased by $21, or 3%, in the six-month period ended June 30, 1997 as compared to the same period in 1996. The decrease was primarily the result of a decline in overhead costs allocable from TEM.

Other income contained a loss on sale of equipment of $30 for the six-month period ended June 30, 1997 as compared to a gain of $92 for the equivalent period in 1996.

Net earnings per limited partnership unit decreased to $0.39 for the six-month period ended June 30, 1997 from $0.66 for the equivalent period in 1996, reflecting the decrease in net earnings to $2,396 for the six months ended June 30, 1997 from $4,074 for the same period in 1996.

The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 1997 and 1996.

The Partnership's income from operations for the three-month periods ended June 30, 1997 and 1996 was $1,093 and $1,826, respectively, on rental income of $4,734 and $5,335, respectively. The decrease in rental income of $601, or 11%, was primarily attributable to income from container rentals, the major component of total revenue, which decreased by $696, or 14% primarily due to the decrease in average utilization and average daily rental rates of 9% and 7%, respectively.

The balance of rental income was $450 for the three-months ended June 30, 1997, an increase of $95 as compared to the equivalent period in 1996. The primary component of this increase was an increase in handling income which increased as a result of increased container movement.

Direct container expenses, excluding bad debt expense, increased by $244 for the three-month period ended June 30, 1997 from the same period in 1996. The primary components of this increase were costs incurred for storage and repositioning. Storage expense increased due to a decline in utilization for the three-month period ended June 30, 1997 from the same period in 1996. Repositioning expense increased due to a greater number of units being transported to higher demand locations. The increase was partially offset by a decrease in DPP expense, which decreased primarily due to a decrease in the average per unit repair costs from June 30, 1996 to the same period in 1997.

Bad debt expense decreased by $62 for the three-month period ended June 30, 1997 from the same period in 1996 primarily due to lower reserve requirements.

Depreciation expense remained constant at $1,714 and $1,719 for the six-month periods ending June 30, 1997 and 1996.

Management fees decreased by $45 or 9%, for the three-months ended June 30, 1997 from the equivalent period in 1996 due to a decrease in equipment management fees which resulted from the decrease in rental income.

General and administrative costs to affiliates increased by $12, or 4%, in the three-month period ended June 30, 1997 compared to the same period in 1996 primarily the result of an increase in overhead costs allocable from TFS.

Other income contained a loss on sales of equipment of $53 for the three-month period ended June 30, 1997 compared to a gain of $4 for the equivalent period in 1996.

Net earnings per limited partnership unit decreased from $0.29 for the three-month period ended June 30, 1996 to $0.17 for the equivalent period in 1997, reflecting the decrease in net earnings of $1,024 for the three months ended June 30, 1997 from $1,818 for the same period in 1996.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease at profitable rates, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 1997 which would result in such risk materializing.

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



Date: August 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                Title                                       Date


                                         Executive Vice President                    August 13, 1997
----------------------------------       (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary


                                         President (Principal Executive              August 13, 1997
----------------------------------       Officer) and Director
James E. Hoelter





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


                                     TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                                     (A California Limited Partnership)

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                      By    /s/ John R. Rhodes
                                         ------------------------------------
                                            John R. Rhodes
                                            Executive Vice President



Date: August 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                Title                                       Date


/s/ John R. Rhodes                       Executive Vice President                    August 13, 1997
------------------------------------     (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary

/s/ James E. Hoelter                     President (Principal Executive              August 13, 1997
------------------------------------
James E. Hoelter                         Officer) and Director