Form 10-Q
period 1997-09-30
TEXTAINER EQUIPMENT INCOME FUND III L P
filed 1997-11-13
CIK 866888

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 13, 1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund III, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 1997.

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


                For the quarterly period ended September 30, 1997


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

                      Quarterly Report on Form 10Q for the
                        Quarter Ended September 30, 1997

                                Table of Contents


                                                                                                             Page


     Item 1.      Financial Statements

                  Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996.....................      3

                  Statements of Earnings for the nine and three months ended
                  September 30, 1997 and 1996 (unaudited)...................................................      4

                  Statements of Partners' Capital for the nine months ended
                  September 30, 1997 and 1996 (unaudited)...................................................      5

                  Statements of Cash Flows for the nine months ended
                  September 30, 1997 and 1996 (unaudited)...................................................      6

                  Notes to Financial Statements (unaudited).................................................      8


     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................................................     12


     Item 3.      Quantitative and Qualitative Disclosures about Market Risk

                  Not Applicable




                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (a California Limited Partnership)

                                 Balance Sheets

                    September 30, 1997 and December 31, 1996
                             (Amounts in thousands)

                                                                              1997                   1996
                                                                         ---------------        ---------------
                                                                           (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of  $35,299 (1996:  $30,943)                                    $77,698                $81,075
Cash                                                                              1,388                  2,426
Accounts receivable, net of allowance
   for doubtful accounts of $1,580 (1996: $1,616)                                 4,690                  5,219
Prepaid expenses                                                                      -                     45
                                                                         ---------------        ---------------
                                                                                $83,776                $88,765
                                                                         ===============        ===============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                                $672                   $456
   Accrued liabilities                                                              127                      -
   Accrued recovery costs (note 2)                                                  109                     71
   Accrued damage protection plan costs (note 3)                                    337                    422
   Warranty claims (note 4)                                                         238                    267
   Due to affiliates (note 6)                                                        65                     52
   Deferred quarterly distribution                                                  115                    116
   Equipment purchases payable                                                      308                    580
                                                                         ---------------        ---------------
      Total liabilities                                                           1,971                  1,964
                                                                         ---------------        ---------------

Partners' capital:
   General partners                                                                  -                      -
   Limited partners                                                              81,805                 86,801
                                                                         ---------------        ---------------
      Total partners' capital                                                    81,805                 86,801
                                                                         ---------------        ---------------
                                                                                $83,776                $88,765
                                                                         ===============        ===============

See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (a California Limited Partnership)

                             Statements of Earnings

         For the nine and three months ended September 30, 1997 and 1996
       (Dollar amounts in thousands except for unit and per unit amounts)
                                   (unaudited)

                                                          Three months       Three months        Nine months        Nine months
                                                                 Ended              Ended              Ended              Ended
                                                        Sept. 30, 1997     Sept. 30, 1996     Sept. 30, 1997     Sept. 30, 1996
                                                       ----------------   ----------------   ----------------   ----------------
Rental income                                                   $4,855             $5,235            $14,325            $16,215
                                                       ----------------   ----------------   ----------------   ----------------
Costs and expenses:
      Direct container expenses                                  1,082                831              2,979              2,458
      Bad debt expense                                               2                 39                 79                211
      Depreciation                                               1,698              1,701              5,113              5,099
      Professional fees                                             10                  7                 28                 24
      Management fees to affiliates (note 6)                       459                485              1,355              1,490
      General and administrative costs
        to affiliates (note 6)                                     259                272                878                912
      Other general and administrative costs                        60                 60                165                186
                                                       ----------------   ----------------   ----------------   ----------------
                                                                 3,570              3,395             10,597             10,380
                                                       ----------------   ----------------   ----------------   ----------------
      Income from operations                                     1,285              1,840              3,728              5,835
                                                       ----------------   ----------------   ----------------   ----------------

Other (loss) income:
      Interest income                                               16                 12                 59                 59
      (Loss) gain on sale of equipment                            (100)                28               (130)               120
                                                       ----------------   ----------------   ----------------   ----------------
                                                                   (84)                40                (71)               179
                                                       ----------------   ----------------   ----------------   ----------------
      Net earnings                                              $1,201             $1,880             $3,657             $6,014
                                                       ================   ================   ================   ================

Allocation of net earnings (note 6):
      General partners                                             $30                $30                $90                $90
      Limited partners                                           1,171              1,850              3,567              5,924
                                                       ----------------   ----------------   ----------------   ----------------
                                                                $1,201             $1,880             $3,657             $6,014
                                                       ================   ================   ================   ================
Limited partners' per unit share
      of net earnings                                           $ 0.19             $ 0.30             $ 0.59             $ 0.96
                                                       ================   ================   ================   ================
Limited partners' per unit share
      of distributions                                          $ 0.46             $ 0.46             $ 1.39             $ 1.39
                                                       ================   ================   ================   ================
Weighted average number of limited
      partnership units outstanding                          6,168,527          6,175,478          6,168,527          6,187,841
                                                       ================   ================   ================   ================


See accompanying  notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (a California Limited Partnership)

                         Statements of Partners' Capital

              For the nine months ended September 30, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

                                                             Partners' Capital
                                          --------------------------------------------------------
                                            General              Limited               Total
                                          ------------       ----------------      ---------------


Balances at January 1, 1996                        $0                $90,887              $90,887

Distributions                                     (90)                (8,584)              (8,674)

Redemptions (note 8)                                -                   (244)                (244)

Net earnings                                       90                  5,924                6,014
                                          ------------       ----------------      ---------------
Balances at September 30, 1996                     $0                $87,983              $87,983
                                          ============       ================      ===============

Balances at January 1, 1997                        $0                $86,801              $86,801

Distributions                                     (90)                (8,559)              (8,649)

Redemptions (note 8)                                -                     (4)                  (4)

Net earnings                                       90                  3,567                3,657
                                          ------------       ----------------      ---------------
Balances at September 30, 1997                     $0                $81,805              $81,805
                                          ============       ================      ===============


See accompanying notes to financial statements



                   TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (a California Limited Partnership)

                            Statements of Cash Flows

              For the nine months ended September 30, 1997 and 1996
                             (Amounts in thousands)

                                  (unaudited)

                                                                                     1997                1996
                                                                                ----------------    ---------------
Cash flows from operating activities:
   Net earnings                                                                          $3,657             $6,014
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation                                                                     5,113              5,099
         (Decrease) increase in allowance for doubtful accounts                             (36)               104
         Loss (gain) on sale of equipment                                                   130               (120)
         Changes in assets and liabilities:
            Decrease in accounts receivable                                                 570                755
            Increase (decrease) in due to affiliates, net                                    37             (1,083)
            Increase in accounts payable and accrued liabilities                            343                 92
            (Decrease) increase in accrued damage protection plan costs                     (85)                47
            Increase in accrued recovery costs                                               38                 53
            Decrease in warranty claims                                                     (29)               (30)
            Decrease in prepaid expenses                                                     45                 42
                                                                                ----------------    ---------------
            Net cash provided by operating activities                                     9,783             10,973
                                                                                ----------------    ---------------

Cash flows from investing activities:
     Proceeds from sale of equipment                                                      1,184              1,024
     Equipment purchases                                                                 (3,351)            (3,325)
                                                                                ----------------    ---------------
            Net cash used in investing activities                                        (2,167)            (2,301)
                                                                                ----------------    ---------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                                 (4)              (244)
    Distributions to partners                                                            (8,650)            (8,702)
                                                                                ----------------    ---------------
            Net cash used in financing activities                                        (8,654)            (8,946)
                                                                                ----------------    ---------------
Net decrease in cash                                                                     (1,038)              (274)

Cash at beginning of period                                                               2,426                986
                                                                                ----------------    ---------------
Cash at end of period                                                                    $1,388               $712
                                                                                ================    ===============


See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A California Limited Partnership)

                       Statements of Cash Flows--Continued

              For the nine months ended September 30, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)


Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, distributions to partners, and proceeds from sale of Equipment which had not been paid or received by the Partnership as of September 30, 1997 and 1996, and December 31, 1996 and 1995, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1997 and 1996.

                                                                     Sept. 30         Dec. 31       Sept. 30        Dec. 31
                                                                         1997            1996           1996           1995
                                                                     --------         -------       --------        -------
Equipment purchases included in:
   Due to affiliates..........................................        $     1               -             19             86
   Equipment purchases payable................................            308             580             56            738

Distributions to partners included in:
   Due to affiliates..........................................             10              10             18             42
   Deferred quarterly distribution............................            115             116            118            122

Proceeds from sale of Equipment included in:
   Accounts receivable........................................              -               -              -             19
   Due from affiliates........................................            406             381            296            348

The following table summarizes the amounts of Equipment purchases, distributions to partners and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1997 and 1996.

                                                                                                        1997           1996
                                                                                                        ----           ----

Equipment purchases recorded...............................................................        $   3,080          2,576
Equipment purchases paid...................................................................            3,351          3,325

Distributions to partners declared.........................................................            8,649          8,674
Distributions to partners paid.............................................................            8,650          8,702

Proceeds from sale of Equipment recorded...................................................            1,209            953
Proceeds from sale of Equipment received...................................................            1,184          1,024


See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A California Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1997
            (Dollar amounts in thousands except for per unit amounts)
                                   (unaudited)

Note 1.   General

     Textainer Equipment Income Fund III, L.P. (the Partnership) is a California limited partnership formed in 1990. The Partnership owns and leases a fleet of intermodal marine cargo containers (the Equipment) to international shipping lines.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1997 and December 31, 1996, and the results of its operations, changes in partners' capital, and cash flows for the nine- and three-month periods ended September 30, 1997 and 1996, have been made.

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

      Certain reclassifications of prior year amounts have been made in order to conform with the 1997 financial statement presentation.

Note 2.  Recovery Costs

     The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At September 30, 1997 and December 31, 1996, the amounts accrued were $109 and $71, respectively.

Note 3.   Damage Protection Plan

     The Partnership offers a Damage Protection Plan (DPP) to lessees of its Equipment. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize these revenues when earned and provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. At September 30, 1997 and December 31, 1996, this reserve was equal to $337 and $422, respectively.

Note 4.  Warranty Claims

     During 1992 and 1995, the Partnership settled warranty claims against an equipment manufacturer. The Partnership is amortizing the settlement amounts over the remaining useful life of the Equipment (between seven and eight years), reducing maintenance and repair costs over that time. At September 30, 1997 and December 31, 1996, the unamortized portion of the settlement amounts was equal to $238 and $267, respectively.

Note 5. Acquisition of Equipment

     During the  nine-month  periods  ended  September  30,  1997 and 1996,  the
     Partnership   purchased  Equipment  with  a  cost  of  $3,080  and  $2,576, respectively.

Note 6.   Transactions with Affiliates

     Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership. TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners. The General Partners manage and control the affairs of the Partnership. The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC, TEM, TL and TAS are subsidiaries of Textainer Group Holdings Limited (TGH). TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee as well as reimburse the General Partners for certain administrative costs. These fees are for various services provided in connection with the
     administration   and  management  of  the   Partnership.   The  Partnership
     capitalized $160 and $156 of equipment acquisition fees as part of Equipment costs during the nine-month periods ended September 30, 1997 and 1996, respectively. The Partnership incurred $360 and $120 of incentive management fees during the nine- and three-month periods ended September 30, 1997 and $361 and $120 for the comparable periods in 1996. No equipment liquidation fees were incurred in either period.

     The Equipment of the Partnership is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due to affiliates, net at September 30, 1997 and December 31, 1996.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. The Partnership paid $995 and $339 in Equipment management fees to TEM during the nine- and three-month periods ended September 30, 1997 and $1,129 and $365 during the comparable periods in 1996. The Partnership's Equipment is leased by TEM to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating master leases with limited terms and no purchase option.

     Certain general and administrative costs such as salaries, employee benefits, taxes and insurance, are incurred in performing administrative services necessary to the operation of the Partnership. These costs are borne by TFS and TEM. Total general and administrative costs allocated to the Partnership were $878 and $259 for the nine- and three-month periods ended September 30, 1997 of which $483 and $150, respectively, were for salaries. For the nine- and three-month periods ended September 30, 1996, total general and administrative costs allocated to the Partnership were $912 and $272, of which $470 and $159, respectively, were for salaries.

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed Equipment to the total Equipment managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's Equipment to the total Equipment of all limited partnerships managed by TFS. General and administrative costs allocated to the Partnership by TEM were $771, $234, $802 and $239 for the nine- and three-month periods ended September 30, 1997 and 1996, respectively. TFS allocated $107, $25, $110 and $33 of general and administrative costs to the Partnership during the nine- and three-month periods ended September 30, 1997 and 1996, respectively.

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

     At September 30, 1997 and December 31, 1996, due to affiliates, net is comprised of:

                                                           1997            1996
                                                           ----            ----
     Due to affiliates:
       Due to (from) TEM...........................       $  10          ($  27)
       Due to TFS..................................          46              52
       Due to TGH..................................           -               1
       Due to TCC..................................           8              26
       Due to TL...................................           1               -
                                                     ===========     ===========
                                                          $  65           $  52
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

     It is the policy of the Partnership and the General Partners' to charge interest on intercompany balances which are outstanding for more than one month, to the extent such balances relate to loans for Equipment purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest expense incurred on intercompany balances for the nine- and three-month periods ended September 30, 1997 and 1996.

Note 7.   Rentals under Operating Leases

     The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases at September 30, 1997:

     Year ending September 30:

       1998..........................................................    $ 1,264
       1999..........................................................        164
       2000..........................................................         29
                                                                         -------
       Total minimum future rentals receivable.......................    $ 1,457
                                                                           =====
Note 8.   Redemptions

     The following redemption offerings were consummated by the Partnership during the nine-month period ended September 30, 1997:

                                                           Units                   Average
                                                          Redeemed            Redemption Price         Amount Paid
                                                          ---------           ----------------         -----------
            Balance at December 31, 1996                     81,098               $14.69                  $ 1,191

            Quarter ended:
                  March 31, 1997...................             375               $10.43                        4
                  June 30, 1997....................               -                 -                           -
                  September 30, 1997...............               -                 -                           -
                                                             ------                                       -------

            Partnership to date....................          81,473               $14.67                  $ 1,195
                                                             ======                                       =======

     The redemption price is fixed by formula and varies depending on the length of time the units are outstanding.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            (Dollar amounts in thousands except for per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the nine- and three-month periods ended September 30, 1997 and 1996. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From January 16, 1991 until May 4, 1992, the Partnership was involved in the offering of limited partnership interests to the public. On May 4, 1992, the Partnership's offering of limited partnership interests was closed at $125,000.

From time to time, the Partnership redeems units from limited partners for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the three-months ended March 31, 1997 the Partnership redeemed 375 units for a total dollar amount of $4. The Partnership has used cash flow from operations to pay for the redeemed units. During the three-month periods ended June 30, and September 30, 1997, the Partnership did not redeem Partnership units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the nine months ended September 30, 1997, the Partnership declared cash distributions to limited partners pertaining to the period from December 1996 through August 1997 in the amount of $8,559. These distributions represent 9.25% of original capital (measured on an annualized basis) on each unit. On a GAAP basis, $4,992 of these distributions was a return of capital and the balance was from net earnings. On a cash basis, all of these distributions were from operations.

For the nine-month periods ended September 30, 1997 and 1996, the Partnership had net cash provided by operating activities of $9,783, and $10,973, respectively. The decrease in net cash provided by operating activities was primarily attributable to a decrease in net earnings of $2,357, offset by an increase in due to affiliates, net of $37. The increase in due from affiliates, net was due to timing differences in the accrual and payment of expenses and fees or in the accrual and remittance of net rental revenues. The decrease in net earnings of 39% in the nine-month period ending September 30, 1997 compared to the comparable period of 1996 was primarily due to a 12% decrease in rental revenues. The decrease in rental revenues between periods was due to a decline in utilization and rental rates. These decreases are discussed more fully below under "Results of Operations". As explained below under "Results of Operations", demand for leased containers has declined compared to the prior period, and this decline has affected the Partnership's financial condition.

Net cash used in investing activities (the purchase and sale of rental equipment) for the nine-month period ended September 30, 1997 was $2,167, was comparable to net cash used in investing activities of $2,301 for the nine-month period ended September 30, 1996. Consistent with its investment objectives and the General Partners' determination that Equipment can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from future Equipment sales in additional Equipment. Such additional units of Equipment purchased may not, however, equal the number of units sold.

Results of Operations

The Partnership's operations, which consist of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the fleet (inventory) during the nine-month periods ended September 30, 1997 and 1996, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                         1997             1996
                                                         ----             ----

          Opening inventory.......................      30,605           30,236
          Closing inventory.......................      31,230           30,642
          Average.................................      30,918           30,439


Rental income and direct container expenses are also affected by the lease utilization percentages for the equipment, which averaged 79% and 85% during the nine-month periods ended September 30, 1997 and 1996, respectively. In addition, rental income is affected by daily rental rates, which declined by 6%.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 1997 and 1996.

The Partnership's income from operations for the nine-month periods ended September 30, 1997 and 1996 was $3,728 and $5,835, respectively, on rental income of $14,325 and $16,215, respectively. The decrease in rental income of $1,890, or 12%, from the nine-month period ended September 30, 1996 to the same period in 1997, was primarily attributable to income from container rentals, the major component of total revenue, which decreased by $1,892, or 13%, from the nine-month period ending September 30, 1996 to the equivalent period in 1997. As noted above, income from container rentals is largely dependent upon three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage, and average daily rental rates. Average inventory increased 2%, average utilization decreased 7%, and average daily rental rates decreased by 6% from the nine-month period ended September 30, 1996 to the same period in 1997.

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

During the second and third quarters there was an improvement in utilization, however lease rates declined and leasing incentives remained high due to high levels of off-lease inventory in low demand locations. The General Partners do not foresee material changes in current market conditions and caution that both utilization and lease rates could decline further, and leasing incentives could remain high, adversely affecting the Partnership's results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from surplus locations (location income), income for handling and returning containers and income from charges to lessees for a damage protection plan (DPP). For the nine-month period ended September 30, 1997, the total of these other income items was $1,237, an increase of $2 compared to the equivalent period in 1996. The primary components of this net increase were an increase in handling income of $169, offset by a decrease in location income of $161. Handling income increased due to an increase in container movement offset by lower average handling charges to lessees for the nine-months ending September 30, 1997 compared to the same period ending in 1996. The decline in location income is mainly due to lower demand, which required an increase in credits given to lessees for picking up units from surplus locations.

Direct container expenses, excluding bad debt expense, increased $521, or 21%, for the nine-month period ended September 30, 1997 from the same period in 1996. The primary components of this increase were costs incurred for storage and repositioning, which increased $354 and $194, respectively. Storage expense increased due to a decline in utilization rates from the nine-month period ended September 30, 1996 to the same period in 1997. Repositioning costs increased due to an increased number of containers being transported from surplus locations to higher demand locations.

Bad debt expense decreased by $132 for the nine-month period ended September 30, 1997 from the same period in 1996, primarily due to lower reserve requirements.

Depreciation expense was comparable at $5,113 and $5,099 for the nine-month periods ended September 30, 1997 and 1996, respectively.

Management fees to affiliates decreased by $135, or 9%, from the nine months ended September 30, 1996 to the equivalent period in 1997, due to a decrease in Equipment management fees. Equipment management fees, which are based primarily on gross revenue, decreased $134, or 12%, due to the decrease in rental income, and were approximately 7% of gross revenue for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, were comparable at $360 and $361 for the nine-month periods ended September 30, 1997 and 1996, respectively.

General and administrative costs to affiliates decreased by $34, or 4%, in the nine-month period ended September 30, 1997, compared to the same period in 1996. The decrease was primarily the result of a decline in overhead costs allocable from TEM.

Other income contained a loss on sale of Equipment of $130 for the nine-month period ended September 30, 1997 compared to a gain of $120 for the equivalent period in 1996. Interest income was constant at $59 for both periods.

Net earnings per limited partnership unit decreased to $0.59 for the nine-month period ended September 30, 1997 from $0.96 for the equivalent period in 1996, reflecting the decrease in net earnings to $3,567 for the nine months ended September 30, 1997 from $5,924 for the same period in 1996.

The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 1997 and 1996.

The Partnership's income from operations for the three-month periods ended September 30, 1997 and 1996 was $1,285 and $1,840, respectively, on rental income of $4,855 and $5,235, respectively. The decrease in rental income of $380, or 7%, was primarily attributable to income from container rentals, the major component of total revenue, which decreased by $403, or 8%. This decrease resulted from the decrease in average utilization of 2% and the decrease in average daily rental rates of 8%. These decreases were offset by an increase in fleet size of 2%.

The balance of rental income was $408 for the three-months ended September 30, 1997, an increase of $24 compared to the equivalent period in 1996. The primary components of this increase were increases in handling and DPP income of $88 and $42, respectively, offset by decreases in location income of $78. Handling income increased as a result of an increase in container movement offset by lower average handling charges to lessees. An increased number of containers participating in the DPP Plan, offset by lower average charges to lessees, resulted in higher DPP income. Location income decreased due to lower demand, which required an increase in credits given to lessees as incentives for picking up containers in surplus locations.

Direct container expenses, excluding bad debt expense, increased by $251, or 30%, for the three-month period ended September 30, 1997 compared to the same period in 1996. The primary components of this increase were costs incurred for repositioning, handling and maintenance. Repositioning expense increased due to a greater number of containers being transported from surplus locations to higher demand locations for the three-month period ended September 30, 1997, compared to the same period in 1996. Increased container movement and a higher average cost per container also resulted in increased handling expense. Maintenance expense increased due to an increase in the number of containers requiring repair. This increase was partially offset by a decrease in the average repair cost per container.

Bad debt expense decreased by $37, or 95%, for the three-month period ended September 30, 1997 from the same period in 1996, primarily due to lower reserve requirements.

Depreciation expense remained constant at $1,698 and $1,701 for the three-month periods ending September 30, 1997 and 1996, respectively.

Management fees to affiliates decreased by $26, or 5%, for the three months ended September 30, 1997 from the equivalent period in 1996, due to a decrease in Equipment management fees which resulted from the decrease in rental income. Incentive management fees remained constant at $120 for both periods.

General and administrative costs to affiliates decreased by $13, or 5%, in the three-month period ended September 30, 1997 compared to the same period in 1996, primarily due to a decrease in overhead costs allocable from TFS and TEM.

Other income contained a loss on sales of equipment of $100 for the three-month period ended September 30, 1997, compared to a gain of $28 for the equivalent period in 1996.

Net earnings per limited partnership unit decreased from $0.30 for the three-month period ended September 30, 1996 to $0.19 for the equivalent period in 1997, reflecting the decrease in net earnings to $1,171 for the three months ended September 30, 1997 from $1,850 for the same period in 1996.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease at profitable rates, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 1997 which would result in such risk materializing.

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



Date: November 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                Title                                       Date


                                         Executive Vice President                    November 13, 1997
----------------------------------       (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary


                                         President (Principal Executive              November 13, 1997
----------------------------------       Officer) and Director
James E. Hoelter





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



Date: November 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                Title                                       Date


/s/ John R. Rhodes                       Executive Vice President                    November 13, 1997
------------------------------------     (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary

/s/ James E. Hoelter                     President (Principal Executive              November 13, 1997
------------------------------------     Officer) and Director
James E. Hoelter

