Form 10-K
period 1997-12-31
TEXTAINER EQUIPMENT INCOME FUND III L P
filed 1998-03-27
CIK 866888

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


March 26, 1998


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund III, L.P. (the "Partnership") the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

                   For the fiscal year ended December 31, 1997

                         Commission file number 0-20140

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
             (Exact name of Registrant as specified in its charter)

         California                                              94-3121277
 (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

650 California Street, 16th Floor, San Francisco, CA                94108
Address of Principal Executive Offices)                           (ZIP Code)

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

         See Item 10 herein for a description of the Registrant's General Partners. See item 7 herein for a description of the current market conditions affecting the Registrant's business.

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

                  Container leasing companies and the Registrant operate in a similar manner by owning and leasing a worldwide fleet of new and used transportation containers to international shipping companies hauling various types of goods among numerous trade routes. In addition to paying a daily rental rate, all lessees must either provide physical damage and liability insurance or purchase a damage waiver from the Registrant, in which case the Registrant agrees to pay the cost of repairing any physical damage to containers caused by lessees, special handling fees and/or drop-off charges may also be charged in certain markets. Container leasing companies compete with one another on the basis of lease rates, availability of equipment and services provided. Revenues and profits are generated by maintaining the highest lease rates and the highest equipment utilization factors allowed by market conditions. Rental revenues from the Registrant's containers result primarily under master leases which are comparable to the corporate rate agreements used by rental car companies. The master leases provide that container leasing customers, for a specified period of time, may rent containers at specific terms, conditions and rental rates. Although the terms of the master lease governing each container do not vary, the number of containers in use can vary from time to time within the term of the master lease. The terms and conditions of the master lease provide that the lessee pays a daily rental rate for the entire time the container is in his possession (whether or not he is actively using it), is responsible for any damage, and must insure the container against liabilities. For a more detailed discussion of the leases for the Registrant's Equipment, see "Leasing Policy" under "Business of the Partnership" in the Registrant's Prospectus as supplemented. Rental car companies usually purchase only new cars, but since containers are completely standardized, a used container in serviceable condition usually rents for the same rate as a new one although the purchase price is lower. For this reason, the Registrant occasionally buys used containers. The Registrant also sells containers in the course of its business if opportunities arise or at the end of the container's useful life. See "Business of the Partnership" in Registrant's Prospectus, as supplemented.

(c)(1)(ii)        Inapplicable.

(c)(1)(iii)       Inapplicable.

(c)(1)(iv)        Inapplicable.

(c)(1)(v)         Inapplicable.

(c)(1)(vi)        Inapplicable.

(c)(1)(vii) No single lessee had total revenues for the year ended December 31, 1997 which was 10% or more of the total rental revenues of the Registrant.

(c)(1)(viii)      Inapplicable.

(c)(1)(ix)        Inapplicable.

(c)(1)(x) There are approximately 80 container leasing companies of which the top ten control approximately 92% of the total equipment held by all container leasing companies. The top two container leasing companies combined control approximately 47% of the total equipment held by all container leasing companies. Textainer Equipment Management Limited, an Associate General Partner of the Registrant and the manager of its marine container equipment, is the third largest container leasing company and manages approximately 8% of the equipment held by all container leasing companies. The Registrant alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price, availability and the provision of worldwide service to the international shipping community. Alliances and other operational consolidations among shipping lines have recently allowed shipping lines to operate with fewer containers thereby decreasing the demand for leased containers. This decrease in demand, along with the entry of new leasing company competitors offering low container rental rates to shipping lines, has increased competition among lessors such as the Registrant.

(c)(1)(xi)        Inapplicable.

(c)(1)(xii)       Inapplicable.

(c)(1)(xiii)      The Registrant has no employees.  Textainer Financial Services
                  Corporation   (TFS),  the  managing  General  Partner  of  the
                  Registrant, is responsible for the overall management of the business of the Registrant and has 7 employees. Textainer
                  Equipment  Management  Limited  (TEM),  an  Associate  General
                  Partner, is responsible for the management of the leasing operations of the Registrant and has a total of 149 employees.

(d)      Financial Information about Foreign and Domestic Operations and Export
         Sales.

         The Registrant is involved in the leasing of shipping containers to international shipping companies for use in world trade and approximately 16.67%, 17.10%, and 14.44%, of the Registrant's rental revenue during the years ended December 31, 1997, 1996 and 1995, respectively, was derived from operations sourced or terminated domestically. These percentages do not reflect the proportion of the Partnership's income from operations generated in domestic waterways. Substantially all of the Partnership's income from operations is derived from assets employed in foreign operations. See "Business of the Partnership", and for a discussion of the risks of leasing containers for use in world trade, "Risk Factors" in the Registrant's Prospectus, as supplemented.

ITEM 2 - PROPERTIES

As of December 31, 1997, the Registrant owned the following types and quantities of equipment:

         20-foot standard dry freight containers                          11,154
         40-foot standard dry freight containers                          13,738
         40-foot high cube dry freight containers                          6,450
                                                                         -------
                                                                          31,342
                                                                         =======

During December 1997, approximately 82% of these shipping containers were on lease to international shipping companies and the balance was being stored at shipping container manufacturers' locations and a large number of storage depots located worldwide.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Inapplicable.

                                     PART II

ITEM 5 - MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
         MATTERS

ITEM 201:

(a)      Market Information.

(a)(1)(i) The units of limited partnership in the Registrant are not publicly traded and there is no established trading market for such Units. The Registrant has a program whereby Limited Partners may redeem Units for a specified redemption price. The process operates only when the Managing General Partner determines, among other matters, that payment for the redeemed units will not impair the capital or operations of the Registrant.

(a)(1)(ii)        Inapplicable.

(a)(1)(iii)       Inapplicable.

(a)(1)(iv)        Inapplicable.

(a)(1)(v)         Inapplicable.

(a)(2)            Inapplicable.

(b)      Holders.

(b)(1) As of January 1, 1998 there were 8,064 holders of record of limited partnership interests in the Registrant.

(b)(2)            Inapplicable.

(c)      Dividends.

                  Inapplicable.

For details of the distributions which are made monthly by the Registrant to its limited partners, see Item 6 "Selected Financial Data".

ITEM 701 - Inapplicable.

ITEM 6 - SELECTED FINANCIAL DATA

            (Dollar amounts in thousands except for per unit amounts)

                                                                   Year Ended December 31,
                                        -------------------------------------------------------------------------------
                                             1997            1996             1995             1994           1993
                                             ----            ----             ----             ----           ----

Rental income                            $ 19,361       $  21,349         $ 23,724       $   23,007      $  22,601

Net earnings                             $  5,173       $   7,795         $ 10,319       $    8,217      $   4,234

Net earnings per unit of
    limited partnership interest         $   0.82       $    1.24         $   1.64       $     1.30      $    0.66

Distributions per unit of
    limited partnership interests        $   1.85       $    1.85         $   1.82       $     1.66      $    1.89

Distributions per unit of
   limited partnership interest
   representing a return of capital      $   1.03       $    0.61         $   0.18       $     0.36      $    1.23

Total assets                             $ 82,248       $  88,765         $ 92,981       $   96,128      $ 100,947

Outstanding balance on
   revolving credit line                 $      -       $       -         $      -       $        -      $   3,450


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the years ended December 31, 1997, 1996 and 1995. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From January 16, 1991 until May 4, 1992, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on February 11, 1991, and on May 4, 1992, the Partnership's offering of limited partnership interests was closed at $125,000.

From time to time, the Partnership redeems units from limited partners for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the managing general partner's discretion. All redemptions are subject to the managing general partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the year ended December 31, 1997, the Partnership redeemed 375 units for a total dollar amount of $4, representing an average redemption price of $10.43. The Partnership has used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the year ended December 31, 1997, the Partnership declared cash distributions to limited partners pertaining to the period from December 1996 through November 1997 in the amount of $11,412. These distributions represent a return of 9.25% on original capital (measured on an annualized basis) on each unit. Of these distributions, on a GAAP basis, $6,359 was a return of capital and the balance was from net earnings. On a cash basis, all of these distributions were from operations.

For the years ended December 31, 1997 and 1996, the Partnership had net cash provided by operating activities of $12,358 and $15,353, respectively. This decrease was primarily attributable to a decrease in net earnings of $2,622, or 34%, for the year ending 1997 as compared to 1996. Net earnings decreased due to a 9% decrease in rental income and a 18% increase in direct container expenses. The decrease in rental income was primarily due to a decline in utilization and rental rates, and the increase in direct container expenses was primarily due to an increase in storage expense due to the decline in utilization and increased repositioning costs. The decrease in rental income is discussed more fully in "Results of Operations".

Net cash used in investing activities (the purchase and sale of Equipment) for the year ended December 31, 1997 was $2,883, compared to $1,994 for the year ended December 31, 1996. This difference is due to the fact that, on a cash basis, the Partnership purchased more Equipment in the year ended December 31, 1997 than in the equivalent period in 1996. The General Partners believe that these differences reflect normal fluctuations in Equipment sales and purchases. The Partnership sells Equipment as it reaches the end of its estimated useful life. Consistent with its investment objectives, and the General Partners' determination that the Equipment can be profitably sold or bought, the Partnership intends to reinvest all or a significant amount of proceeds from future Equipment sales in additional Equipment. Such additional units of Equipment purchased may not, however, equal the number of units sold.

At December 31, 1997, the Partnership had no commitments to purchase Equipment.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet ("inventory") during each of the three years ended December 31, 1997, 1996 and 1995. The following is a summary of the container fleet (in units) available for lease during those periods:

                                              1997           1996          1995
                                              ----           ----          ----
Opening inventory.......................     30,605         30,236        28,426
Closing inventory.......................     31,342         30,605        30,236
Average.................................     30,974         30,421        29,331

Average inventory increased 2% from the year ended December 31, 1996 to the equivalent period in 1997 and 4% from the year ended December 31, 1995 to the same period in 1996. Average inventory increased between 1996 and 1997 due to purchases of additional Equipment using proceeds from sales of the Partnership's existing Equipment and cash provided by operations remaining after distributions and redemptions. Average inventory increased between 1995 and 1996 due to purchases of new Equipment using proceeds from the sale of the Partnership's storage fleet.

Rental income and direct container expenses are also affected by the lease utilization percentages for the Equipment, which were 80%, 84%, and 93% on average during the years ended December 31, 1997, 1996 and 1995, respectively. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operations for the years ended December 31, 1997, 1996 and 1995.

The Partnership's income from operations for the years ended December 31, 1997 and 1996 was $5,224 and $7,569, respectively, on rental income of $19,361 and $21,349, respectively. The decrease in rental income of $1,988 or 9%, from the year ended December 31, 1996 to 1997, was primarily attributable to income from container rentals, the major component of total revenue, which decreased by $2,062, or 10% from 1996 to 1997. As noted above, income from container rentals is largely dependent upon three factors: Equipment available for lease (average inventory), average on-hire (utilization) percentage, and average daily rental rates. Average inventory increased 2%, average utilization decreased 5%, and average daily rental rates decreased 7% from the year ended December 31, 1996 to the equivalent period in 1997.

The Partnership's income from operations for the years ended December 31, 1996 and 1995 was $7,569 and $10,003, respectively, on rental income of $21,349 and $23,724, respectively. The decrease in rental income of $2,375 or 10%, from the year ended December 31, 1995 to 1996, was primarily attributable to income from container rentals, the major component of total revenue, which decreased by $2,111, or 10%, from 1996 to 1997. Average inventory increased 4%, average utilization decreased 10%, and average daily rental rates decreased 4% from the year ended December 31, 1995 to the year ended December 31, 1996.

The declines in container utilization during 1996 and part of 1997 and in rental rates during 1996 and 1997 were primarily due to decreased demand for leased containers and increased competition. The decrease in demand for leased containers resulted from changes in the business of shipping line customers consisting primarily of (i) over-capacity resulting from the 1995 and 1996 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; (ii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers; and (iii) shipping lines reducing their ratio of leased versus owned containers by purchasing more containers. This decreased demand, along with the entry of new leasing company competitors offering low container rental rates to shipping lines, resulted in downward pressure on rental rates and also caused leasing companies to offer higher leasing incentives and other discounts to shipping lines.

Utilization increased during the second and third quarters of 1997 and began declining again during the fourth quarter of 1997 and into the beginning of 1998. Rental rates continued to decline into the beginning of 1998. For the near term, the General Partners do not foresee any changes in existing market conditions and caution that both utilization and lease rates could continue to decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's Equipment under short-term operating leases.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from less desirable locations (location income), income for handling and returning containers and income from charges to the lessees for a Damage Protection Plan
(DPP). For the year ended December 31, 1997, the total of these other rental income items was $1,760, an increase of $74 from the equivalent period in 1996. The primary components of this net increase were an increase in handling of $203, offset by a decrease in location income of $149. Handling income increased due to an increase in container movement offset by a slightly lower average handling price charged per container. The decline in location income is mainly due to lower demand, which resulted in an increase in credits granted to lessees for picking up containers from less desirable locations. This was offset by the effect of an increase in the average drop off charge per container which increased drop-off charges to lessees.

For the year ended December 31, 1996, the total of these other rental income items was $1,686, a decrease of $264 from the equivalent period in 1995. This decrease was primarily due to a decrease in location income of $324, offset by an increase in DPP income of $53. The decline in location income was due to lower demand, which resulted in an increase in credits granted to lessees for picking up units from less desirable locations. DPP income increased due to a higher average price charged per container.

Direct container expenses, increased $607, or 18%, from the year ended December 31, 1996, compared to the same period in 1997. The increase in direct container expenses was due to increases in costs incurred for storage, repositioning and maintenance and repair expenses of $274, $225, and $168, respectively. Storage costs increased as a result of lower utilization rates during the year ended December 31, 1997 when compared to 1996. Repositioning expense increased due to a greater number of containers being transported from surplus locations to demand locations during the year ended December 31, 1997 compared to 1996. Maintenance and repair costs were higher in the year ended December 31, 1997, due a higher number of units requiring repair and a higher average repair cost per container.

Direct container expenses, increased $809, or 32%, from the year ended December 31, 1995, to the same period in 1996. The increase in direct container expense was due to increases in costs incurred for storage, DPP, maintenance and repair and for the repositioning of containers. Storage costs increased due to lower utilization. DPP and maintenance and repair costs were higher in the year ended December 31, 1996, due to higher per unit repair costs compared to the same period in 1995. Repositioning cost increased due to a greater number of containers being transported from surplus locations to demand locations during the year ended December 31, 1996 when compared to 1995.

Bad debt expense decreased by $88, or 35%, from the year ended December 31, 1996, to the same period of 1997. The decrease was primarily due to lower reserve requirements for two specific lessees. Bad debt expense decreased $300 from the year ended December 31, 1995, to the same period in 1996 primarily due to lower reserve requirements for three specific lessees.

Depreciation and amortization expenses increased by $35, or 1%, from the year ended December 31, 1996 to 1997, and $90, or 1%, from the year ended December 31, 1995, to 1996. These increases were primarily due to increases in the average fleet size.

Management fees to affiliates decreased $148, or 8%, and $112, or 5%, between the years ended December 31, 1997 and 1996 and years ended December 31, 1996 and 1995, respectively, due to a decrease in Equipment management fees. Equipment management fees, which are based primarily on gross revenue, decreased as a result of the decreases in rental income, and were approximately 7% of gross revenue for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, were comparable at $480, $481 and $477 for the years ending December 31, 1997, 1996 and 1995, respectively.

General and administrative costs to affiliates remained fairly constant between the years ending December 31, 1997 and 1996 and were $1,153 and $1,161, respectively. General and administrative costs to affiliates decreased 25%, or $391, in the year ended December 31, 1996, compared to the same period in 1995 due to a decrease in overhead costs allocated from TEM.

Other income consisted of a loss on sale of Equipment of $128 and interest income of $77 for the year ended December 31, 1997, compared to a gain on sale of Equipment of $140 and interest income of $86 for the year ended December 31, 1996.

Other income consisted of a gain on sale of Equipment of $140 and interest income of $86 for the year ended December 31, 1996, compared to a gain on sale of Equipment of $262 and interest income of $54 for the year ended December 31, 1995.

Net earnings per limited partnership unit decreased from $1.24 to $0.82 from the year ended December 31, 1996, to the year ended December 31, 1997, reflecting the decrease in limited partner net earnings from $7,675, to $5,053 for the respective periods. Net earnings per limited partnership unit decreased from $1.64 to $1.24 from the year ended December 31, 1995, to the year ended December 31, 1996, reflecting the decrease in limited partner net earnings from $10,184 for the year ended December 31, 1995, to $7,675 for the year ending December 31, 1996.

Many computer systems may experience difficulty processing dates beyond the year 1999 and, as such, some computer hardware and software will need to be modified prior to the year 2000 to remain functional. The Partnership's and General Partner's certain core internal systems that have recently been implemented are year 2000 compliant. The remaining core internal systems are scheduled to be revised to be year 2000 compliant by the end of 1998. Based on its initial evaluation, the Partnership and the General Partners do not believe that the cost of remedial actions relating to these systems will have a material adverse effect on the Partnership's results of operations and financial condition. Additionally, the Partnership and the General Partners are also completing a preliminary assessment of year 2000 issues not related to its core systems, including issues surrounding systems that interface with external third parties.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of December 31, 1997 which would result in such a risk materializing.

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

ITEM 7A -QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inapplicable

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached pages 11 to 22.

                          Independent Auditors' Report


The Partners
Textainer Equipment Income Fund III, L.P.:

We have audited the accompanying balance sheets of Textainer Equipment Income Fund III, L.P. (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Textainer Equipment Income Fund III, L.P. as of December 31, 1997 and 1996, and the results of its operations, its partners' capital and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                              KPMG Peat Marwick LLP



San Francisco, California
February 18, 1998

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (a California Limited Partnership)

                                 Balance Sheets

                           December 31, 1997 and 1996
                             (Amounts in thousands)

                                                                              1997                 1996
                                                                    ----------------     ----------------

Assets
Container rental equipment, net of accumulated
   depreciation of  $36,728 (1996:  $30,943)                          $      76,802      $        81,075
Cash                                                                            370                2,426
Accounts receivable, net of allowance
   for doubtful accounts of $1,534 (1996: $1,616)                             4,713                5,219
Due from affiliates, net (note 2)                                               191                    -
Prepaid expenses                                                                172                   45
                                                                    ----------------     ----------------

                                                                      $      82,248      $        88,765
                                                                    ================     ================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                   $         488      $           456
   Accrued liabilities                                                          138                    -
   Accrued recovery costs (note 1(k))                                           119                   71
   Accrued damage protection plan costs (note 1(l))                             351                  422
   Warranty claims (note 1(m))                                                  228                  267
   Due to affiliates, net (note 2)                                                -                   52
   Deferred quarterly distribution (note 1(g))                                  121                  116
   Equipment purchases payable                                                  365                  580
                                                                    ----------------     ----------------

      Total liabilities                                                       1,810                1,964
                                                                    ----------------     ----------------

Partners' capital:
   General partners                                                               -                    -
   Limited partners                                                          80,438               86,801
                                                                    ----------------     ----------------

      Total partners' capital                                                80,438               86,801
                                                                    ----------------     ----------------


                                                                      $      82,248      $        88,765
                                                                    ================     ================

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (a California Limited Partnership)

                             Statements of Earnings

                  Years ended December 31, 1997, 1996 and 1995
               (Amounts in thousands except for unit and per unit
                                    amounts)




                                                             1997              1996              1995
                                                       -----------------  ----------------  ----------------
Rental Income                                           $        19,361   $        21,349   $        23,724
                                                       -----------------  ----------------  ----------------

Costs and expenses:
      Direct container expenses                                   3,930             3,323             2,514
      Bad debt expense                                              166               254               554
      Depreciation and amortization                               6,817             6,782             6,692
      Professional fees                                              37                34                47
      Management fees to affiliates (note 2)                      1,818             1,966             2,078
      General and administrative costs
        to affiliates (note 2)                                    1,153             1,161             1,552
      Other general and administrative costs                        216               260               284
                                                       -----------------  ----------------  ----------------

                                                                 14,137            13,780            13,721
                                                       -----------------  ----------------  ----------------

      Income from operations                                      5,224             7,569            10,003
                                                       -----------------  ----------------  ----------------

Other (expense) income:
      Interest income                                                77                86                54
      (Loss) gain on sale of equipment (note 5)                    (128)              140               262
                                                       -----------------  ----------------  ----------------

                                                                    (51)              226               316
                                                       -----------------  ----------------  ----------------

      Net earnings                                      $         5,173   $         7,795   $        10,319
                                                       =================  ================  ================

Allocation of net earnings (note 1(g)):
      General partners                                  $           120   $           120   $           135
      Limited partners                                            5,053             7,675            10,184
                                                       -----------------  ----------------  ----------------

                                                        $         5,173   $         7,795   $        10,319
                                                       =================  ================  ================
Limited partners' per unit share
      of net earnings                                   $          0.82   $          1.24   $          1.64
                                                       =================  ================  ================

Limited partners' per unit share
      of distributions                                  $          1.85   $          1.85   $          1.82
                                                       =================  ================  ================

Weighted average number of limited
      partnership units outstanding (note 1(n))               6,168,527         6,185,397         6,205,740
                                                       =================  ================  ================


See accompanying  notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (a California Limited Partnership)

                         Statements of Partners' Capital

                  Years ended December 31, 1997, 1996 and 1995
                             (Amounts in thousands)


                                                               Partners' Capital
                                          ----------------------------------------------------------
                                          ---------------       ---------------       --------------
                                             General               Limited                Total
                                          ---------------       ---------------       --------------


Balances at December 31, 1994              $           -        $       92,257        $      92,257

Distributions                                       (135)              (11,297)             (11,432)

Redemptions (note 1(o))                                -                  (257)                (257)

Net earnings                                         135                10,184               10,319
                                          ---------------       ---------------       --------------

Balances at December 31, 1995                          -                90,887               90,887
                                          ---------------       ---------------       --------------


Distributions                                       (120)              (11,438)             (11,558)

Redemptions (note 1(o))                                -                  (323)                (323)

Net earnings                                         120                 7,675                7,795
                                          ---------------       ---------------       --------------

Balances at December 31, 1996                          -                86,801               86,801
                                          ---------------       ---------------       --------------


Distributions                                       (120)              (11,412)             (11,532)

Redemptions (note 1(o))                                -                    (4)                  (4)

Net earnings                                         120                 5,053                5,173
                                          ---------------       ---------------       --------------

Balances at December 31, 1997              $           -        $       80,438        $      80,438
                                          ===============       ===============       ==============


See accompanying notes to financial statements


                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (a California Limited Partnership)

                            Statements of Cash Flows
                  Years ended December 31, 1997, 1996 and 1995
                             (Amounts in thousands)


                                                                                          1997               1996               1995
                                                                                ---------------    ---------------    --------------
Cash flows from operating activities:
   Net earnings                                                                  $       5,173     $        7,795     $      10,319
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation                                                                    6,817              6,782             6,654
         (Decrease) increase in allowance for doubtful accounts                            (82)               100                50
         Loss (gain) on sale of equipment                                                  128               (140)             (262)
         Amortization of organization costs                                                  -                  -                38
         Changes in assets and liabilities:
            Decrease (increase) in accounts receivable                                     608                629               (62)
            (Increase) decrease in due from to affiliates, net                            (267)               166               381
            (Increase) decrease in prepaid expenses                                       (127)                 2                (2)
            Increase (decrease) in accounts payable
              and accrued liabilities                                                      170                (56)               78
            Increase in accrued recovery costs                                              48                 65                 2
            (Decrease) increase in accrued damage protection plan costs                    (71)                49                 4
            (Decrease) increase in warranty claims                                         (39)               (39)              296
                                                                                ---------------    ---------------    --------------

            Net cash provided by operating activities                                   12,358             15,353            17,496
                                                                                ---------------    ---------------    --------------

Cash flows from investing activities:
     Proceeds from sale of equipment                                                     1,601              1,355             2,178
     Equipment purchases                                                                (4,484)            (3,349)          (10,186)
                                                                                ---------------    ---------------    --------------

            Net cash used in investing activities                                       (2,883)            (1,994)           (8,008)
                                                                                ---------------    ---------------    --------------

Cash flows from financing activities:
    Redemptions                                                                             (4)              (323)             (257)
    Distributions to partners                                                          (11,527)           (11,596)          (11,401)
                                                                                ---------------    ---------------    --------------
            Net cash used in financing activities                                      (11,531)           (11,919)          (11,658)
                                                                                ---------------    ---------------    --------------

Net (decrease) increase in cash                                                         (2,056)             1,440            (2,170)
Cash at beginning of period                                                              2,426                986             3,156
                                                                                ---------------    ---------------    --------------

Cash at end of period                                                            $         370     $        2,426     $         986
                                                                                ===============    ===============    ==============



See accompanying notes to financial statements


                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A California Limited Partnership)

                       Statements of Cash Flows--Continued
                  Years Ended December 31, 1997, 1996 and 1995
                             (Amounts in thousands)


Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, distributions to partners, and proceeds from sale of Equipment which had not been paid or received by the Partnership as of December 31, 1997, 1996 ,1995 and 1994 resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows.

                                                                 1997            1996            1995           1994
                                                                 ----            ----            ----           ----
Equipment purchases included in:
     Due to affiliates.........................................$   42         $     -         $    86      $    185
     Equipment purchases payable................................  365             580             738         2,929

Distributions to partners included in:
     Due to affiliates..........................................   10              10              42             7
     Deferred quarterly distribution payable....................  121             116             122           126

Proceeds from sale of Equipment included in:
     Due from affiliates........................................  399             381             348           330
     Accounts receivable........................................    -               -              19           587

The following summarizes the amounts of Equipment purchases, distributions to partners and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

                                                                                 1997           1996            1995
                                                                                 ----           ----            ----

Equipment purchases recorded...........................................      $  4,311       $  3,105        $  7,896
Equipment purchases paid...............................................         4,484          3,349          10,186

Distributions to partners declared.....................................        11,532         11,558          11,432
Distributions to partners paid.........................................        11,527         11,596          11,401

Proceeds from sale of Equipment recorded...............................         1,619          1,369           1,628
Proceeds from sale of Equipment received...............................         1,601          1,355           2,178


See accompanying notes to financial statements


                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A California Limited Partnership)

                          Notes to Financial Statements
                  Years ended December 31, 1997, 1996, and 1995
           (Amounts in thousands except for unit and per unit amounts)

Note 1.  Summary of Significant Accounting Policies


      (a)  Nature of Operations

      Textainer Equipment Income Fund III, L.P. (TEIF III or the Partnership), a California limited partnership, with a maximum life of 20 years, was formed on July 26, 1990. The Partnership was formed to engage in the business of owning, leasing and selling both new and used equipment related to the international containerized cargo shipping industry, including, but not limited to, containers, marine vessels, trailers and other container-related equipment (the Equipment). On January 16, 1991, TEIF III began offering units representing limited partnership interests (Units) to the public. On May 4, 1992, the Partnership had admitted the maximum number of units allowed into the Partnership. On that date, admittance into the Partnership was closed with 6,250,000 units, for a total of $125,000.

      Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership and is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners and are commonly owned by Textainer Group Holdings Limited (TGH). The General
      Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services related to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale. The General Partners manage and control the affairs of the Partnership.

      (b)  Basis of Accounting

      The Partnership utilizes the accrual method of a ccounting. Revenue is recorded when earned according to the terms of the Equipment rental contracts. These contracts are classified as operating leases, or direct financing leases if they so qualify under Statement of Financial Accounting Standards No. 13: "Accounting for Leases". Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's Equipment under short-term operating leases.


      (c)  Use of Estimates

      Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      (d)  Fair Value of Financial Instruments

      In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 1997 and 1996, the fair value of the Partnership's financial instruments approximate the related book value of such instruments.

      (e)  Equipment

      The Equipment is recorded at the cost of the assets purchased, which includes acquisition fees, less depreciation charged. Depreciation of new Equipment is computed using the straight-line method over the estimated useful life of 12 years to a 28% salvage value. Used Equipment is depreciated based upon its estimated remaining useful life at the date of acquisition (from 2 to 11 years). When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized as income for the period.

      In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", the Partnership periodically compares the carrying value of the Equipment to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds expected future cash flows, the assets are written down to fair value. There were no reductions to the carrying value of the Equipment made during 1997, 1996 or 1995.

      (f)  Nature of Income from Operations

      Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines that transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees rather than the geographic location of the Equipment or the domicile of the lessees. No single lessee accounted for more than 10% of the Partnership's revenues for the years ended December 31, 1997, 1996 and 1995.

      (g)  Allocation of Net Earnings and Partnership Distributions

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

      Actual cash distributions to the limited partners differ from the allocated net earnings as presented in these financial statements because cash distributions are based on cash available for distribution. Cash distributions are paid to the general and limited partners on a monthly basis in accordance with the provisions of the Partnership Agreement. Some limited partners have elected to have their distributions paid quarterly. The Partnership has recorded these distributions of $121 and $116 as an accrued liability at December 31, 1997 and 1996, respectively.

      (h)  Income Taxes

      The Partnership is not subject to income taxes. Accordingly, no provision for income taxes has been made. The Partnership files federal and state information returns only. Taxable income or loss is reportable by the individual partners.

      (i)  Organization Costs

      Organizational   expenses   which  resulted  from  the  formation  of  the
      Partnership, were capitalized and amortized on a straight-line basis over five years. These costs were fully amortized during 1995.

      (j)  Acquisition Fees

      In accordance with the Partnership Agreement, acquisition fees equal to 5% of Equipment purchase price are paid to TAS (see note 2). These fees are capitalized as part of the cost of the Equipment.

      (k)  Recovery Costs

      The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At December 31, 1997 and 1996, the amounts accrued were $119 and $71, respectively.

      (l)  Damage Protection Plan

      The Partnership offers a Damage Protection Plan (DPP) to lessees of its Equipment. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize these revenues when earned and provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings and the related reserve at December 31, 1997 and 1996, was $351 and $422, respectively.

      (m)   Warranty Claims

      During 1992 and 1995, the Partnership settled warranty claims against an equipment manufacturer. The Partnership is amortizing the settlement amounts over the remaining useful life of the equipment (between seven and eight years), reducing maintenance and repair costs over that time. At December 31, 1997 and 1996, the unamortized portion of the settlement amounts was equal to $228 and $267, respectively.

      (n)  Limited Partners' Per Unit Share of Net Earnings and Distributions

      Limited partners' per unit share of both net earnings and distributions were computed using the weighted average number of units outstanding during each year of the Partnership's operations which was 6,168,527, 6,185,397, and 6,205,740, during the years ended December 31, 1997, 1996 and 1995, respectively.

      (o) Redemptions

      The following redemption offerings were consummated by the Partnership during the years ended 1997, 1996 and 1995:

                                                                                 Average
                                                         Units Redeemed      Redemption Price      Amount Paid


            Balance Forward Dec. 31, 1994:                   38,031            $16.08                  $   611
                                                             ======                                    =======


            Year ended December 31, 1995:
                  1st quarter.................                3,570            $14.63                 $     52
                  3rd quarter................                 8,106            $14.12                      114
                  4th quarter.................                6,200            $14.61                       91
                                                            -------                                    -------
                                                             17,876            $14.39                  $   257
                                                             ======                                    =======

            Year ended December 31, 1996:
                  1st quarter.................                4,350            $13.94                $      61
                  3rd quarter.................               14,265            $12.88                      184
                  4th quarter.................                6,576            $11.86                       78
                                                            -------                                   --------
                                                             25,191            $12.80                 $    323
                                                             ======                                   ========

            Year ended December 31, 1997:
                  1st quarter.................                  375            $10.43               $        4
                                                           --------                                    =======

            Partnership to Date:                             81,473            $14.67                  $ 1,195
                                                             ======                                    =======

          The redemption price is fixed by formula, and varies depending on the length of time the units have been outstanding.

      (p)  Reclassifications

      Certain reclassifications, not affecting net earnings, have been made to prior years' amounts in order to conform with the 1997 financial statement presentation.

Note 2.   Transactions with Affiliates

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners or TAS an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $480, $481, and $477 of incentive management fees during the years ended December 31, 1997, 1996 and 1995, respectively, and incurred and capitalized $216, $156, and $480, respectively, of equipment acquisition fees as part of the Equipment costs during the same periods. No equipment liquidation fees were incurred in 1997, 1996 or 1995.

      The Equipment of the Partnership is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in due from affiliates, net at December 31, 1997 and 1996. Prior to the Partnership's sale of its storage fleet during 1995, TEM had entered into an agreement with its 100%-owned subsidiary Textainer Storage Services
      (TSS) to manage these storage containers.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. Such fee is either retained by TEM or, prior to the sale of its storage fleet, the fee allocable to TSS, if any, was passed through by TEM for services rendered. During the years ended December 31, 1997, 1996 and 1995, the Partnership paid $1,338, $1,485, and $1,601, respectively, in equipment management fees to TEM and TSS. The Partnership's Equipment is leased by TEM and was leased by TSS to third party lessees on operating master leases, spot leases, full payout net leases and term leases. The majority are operating leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS, TEM, and, prior to the sale of the Partnership's storage fleet in 1995, TSS. Total general and administrative costs allocated to the Partnership were $1,153, $1,161 and $1,552 for the years ended December 31, 1997, 1996 and 1995, respectively, of which $628, $610, and $773 were for salaries.

      TEM and TSS allocate these general and administrative costs based on the ratio of the Partnership's interest in the managed Equipment to the total Equipment managed by TEM and TSS during the period. TFS allocates these costs based on the ratio of the Partnership's Equipment to the total Equipment of all limited partnerships managed by TFS. General and administrative costs allocated to the Partnership by TEM and TSS were $1,020, $1,011, and $1,326 for the years ended December 31, 1997, 1996 and
      1995, respectively. TFS allocated $133, $150, and $226 of general and administrative costs to the Partnership during the same periods.

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

      At December 31, 1997 and 1996, due from and due to affiliates, net are comprised of:

                                                            1997            1996
                                                            ----            ----
      Due from affiliates:
        Due from TEM....................................  $  297        $    27
                                                            ----            ----

      Due to affiliates:
        Due to TAS......................................      42              -
        Due to TFS......................................      48             52
        Due to TL.......................................       1              1
        Due to TCC......................................      15             26
                                                           -----            ----
                                                             106             79
                                                             ---            ----

      Due from (to) affiliates, net                       $  191        $   (52)
                                                            ====           =====

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM and TSS.

      It is the policy of the Partnership and the General Partners to charge interest on intercompany balances outstanding for more than one month, to the extent such balances relate to loans for Equipment purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest expense incurred on intercompany balances for the years ended December 31, 1997, 1996 and 1995.

Note 3.   Rentals under Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at December 31, 1997. Although the leases are generally cancelable at the end of each twelve-month period with a penalty, the following schedule assumes that the leases will not be terminated.

        Year ending December 31,

        1998....................................................         $ 1,175
        1999....................................................             332
        2000....................................................              91
                                                                         -------
        Total minimum future rentals receivable.................         $ 1,598
                                                                           =====

Note 4.   Income Taxes

      As of December 31, 1997, 1996, and 1995, there were temporary differences of $56,009, $46,961, and $36,316 respectively, between the financial statement carrying value of certain assets and liabilities and the federal income tax basis of such assets and liabilities. The reconciliation of net income for financial statement purposes to net loss for federal income tax purposes for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                              1997              1996            1995
                                                                              ----              ----            ----

       Net income per financial statements...........................      $ 5,173          $  7,795         $ 10,319

       (Decrease) increase in provision for bad debt.................          (82)              100               50
       Depreciation for income tax purposes in excess of
         depreciation for financial statement purposes...............      (10,389)          (11,757)         (11,289)
       Gain on sale of fixed assets for federal income tax
         purposes in excess of gain recognized for financial
         statement purposes..........................................        1,534               703              491
       (Decrease) increase in damage protection plan reserve.........          (71)               49                4
       Decrease in reserve for
         trailer maintenance and repairs.............................            _                 _               (2)
       Warranty  Reserve  income  for tax  purposes  in excess of
       financial statement purposes..................................          (40)              260               (3)
       Other.........................................................            _                 _               36
                                                                         ----------        ----------        ---------

       Net loss for federal income tax purposes......................     $ (3,875)         $ (2,850)       $    (394)
                                                                            =======          ========         ========


Note 5.  Sale of Storage Fleet

      In August 1995, the Partnership sold its storage container fleet, managed by TSS, to a third party investor. The proceeds from the sale were $345 compared to the Partnership's cost basis in the equipment of $333, resulting in a gain of $12. The Partnership has invested the proceeds from this sale into marine container rental equipment.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been none.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has no officers or directors.

As described in the Prospectus, the Registrant's three original general partners were TCC, TEM and TI which comprised the Textainer Group. Effective October 1, 1993, the Textainer Group streamlined its organization by forming a new holding company, Textainer Group Holdings Limited (TGH), and the shareholders of the underlying companies which include the General Partners accepted shares in TGH in exchange for their shares in the individual companies. Textainer Financial Services Corporation (TFS) is the Managing General Partner of the Partnership (prior to its name change on April 4, 1994, TFS was known as Textainer Capital Corporation). TFS is a wholly-owned subsidiary of Textainer Capital Corporation
(TCC) (prior to its name change on April 4,1994, TCC was known as Textainer (Delaware) Inc.). Textainer Equipment Management Limited (TEM) is an Associate General Partner of the Partnership. Textainer Inc. (TI) was an Associate General Partner of the Partnership through September 30, 1993 when it was replaced in that capacity by Textainer Limited (TL), pursuant to a corporate reorganization effective October 1, 1993, which caused TFS, TEM and TL to fall under the common ownership of TGH. (The Managing General Partner and Associate General Partners are collectively referred to as the General Partners). Pursuant to this restructuring, TI has transferred substantially all of its assets including all of its rights and duties as associate general partner to TL. This transfer was effective from October 1, 1993. The end result was that TFS, TEM and TL now serve as General Partners for the Registrant and are wholly-owned or substantially-owned subsidiaries of TGH. The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited
(TAS) is an affiliate of the General Partners, which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale.

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

      Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 1997, all Section 16(a) filing requirements were complied with (except that Robert D. Pedersen, a newly appointed director of TEM, filed his initial statement of beneficial interest on Form 3 late, which Form was filed on Form 5). No member of management, or beneficial owner owned more than 10 percent of any interest in the Partnership. None of the individuals subject to section 16(a), including Mr. Pedersen, failed to file or filed late any reports of transactions in the Units.

The directors and executive officers of the General Partners are as follows:

Name                             Age    Position

Neil I. Jowell                    64    Director and Chairman of TGH, TEM, TL, TCC and TFS
James E. Hoelter                  58    President and CEO of TGH and TL, Director of TGH, TEM, TL, TCC, TFS and TSC
John A. Maccarone                 53    President  and CEO of TEM and TSC, Vice  President of TGH,  Director of TGH,
                                        TEM, TL, TCC, TFS and TSC
John R. Rhodes                    48    Executive  Vice  President,  CFO, and Secretary of TGH, TEM, TL, TCC and TFS
                                        and Director of  TEM, TCC and TFS
Alex M. Brown                     59    Director of TGH, TEM, TL, TCC, TFS and TSC
Harold J. Samson                  76    Director of TGH, TL and TSC
Philip K. Brewer                  41    President of TCC and TFS,  Senior Vice  President - Capital  Markets
                                        for TGH and TL
Robert D. Pedersen                39    Senior Vice President - Marketing for TEM, Director of TEM
Anthony C. Sowry                  45    Vice President - Operations and Acquisitions for TEM
Jens W. Palludan                  47    Regional Vice President - Americas/Africa/Australia for TEM
Wolfgang Geyer                    44    Regional Vice President - Europe/Middle East/Persian Gulf for TEM
Mak Wing Sing                     40    Regional Vice President - South Asia for TEM
Masanori Sagara                   42    Regional Vice President - North Asia for TEM
Stefan Mackula                    45    Vice President - Equipment Resale for TEM
Ernest J. Furtado                 42    Vice  President,  Finance and  Assistant  Secretary of TGH, TL, TEM, TCC and
                                        TFS, Director of TCC and TFS
Richard G. Murphy                 45    Vice President - Risk Management for TEM
Janet S. Ruggero                  49    Vice President - Administration and Marketing Services for TEM
Adnan Z. Abou Ayyash              53    Director of TGH and TL
Isam K. Kabbani                   63    Director of TGH and TL
S. Arthur Morris                  64    Director of TGH, TEM and TL
Dudley R. Cottingham              46    Assistant Secretary, Vice President and Director of TGH, TEM and TL
Cara D. Smith                     35    Member of Investment Advisory Committee
Nadine Forsman                    30    Controller of TCC, TFS and TSC

          Neil I. Jowell is Director and Chairman of TGH, TEM, TL, TCC and TFS and a member of the Investment Advisory Committee (see "Committees" below). He has served on the Board of Trencor Ltd. since 1966 and as Chairman since 1973. He is also a director of Mobile Industries, Ltd. (1969 to present), an Affiliate of Trencor, and a non-executive director of Forward Corporation Ltd. (1993 to present). Trencor is a publicly traded diversified industrial group listed on the Johannesburg Stock Exchange. Its business is the leasing, owning, managing and financing of marine cargo containers worldwide and the manufacture and export of containers for international markets. In South Africa, it is engaged in manufacturing, transport, trading and exports of general commodities. Trencor also has an interest in Forward Corporation Ltd., a publicly traded holding company listed on the Johannesburg Stock Exchange. It has interests in industrial and consumer businesses operating in South Africa and abroad. Mr. Jowell became affiliated with the General Partners and its affiliates when Trencor became, through its beneficial ownership in two controlled companies, a major shareholder of the Textainer Group in 1992. Mr. Jowell has over 36 years' experience in the transportation industry. He holds an M.B.A. degree from Columbia University and a B.Com.L.L.B. from the University of Cape Town.

          James E. Hoelter is President and Chief Executive Officer of TGH and TL, and a director of TGH, TEM, TL, TCC, TFS and TSC. As President and Chief
Executive Officer of TGH, Mr. Hoelter is responsible for overseeing the management of, and coordinating the activities of, TEM, TL, TCC and TFS. In addition, Mr. Hoelter is Chairman of the Credit Committee, the Investment Advisory Committee and the Equipment Investment Committee (see "Committees", below). Prior to joining the Textainer Group in 1987, Mr. Hoelter was president of Intermodal Equipment Associates ("IEA"), a marine container leasing company based in San Francisco. Mr. Hoelter co-founded IEA in 1978 and was president from inception until 1987. From 1976 to 1978, Mr. Hoelter was vice president for Trans Ocean Ltd., San Francisco, a marine container leasing company, where he was responsible for North America. From 1971 to 1976, he worked for Itel Corporation, San Francisco, where he was director of financial leasing for the container division. Mr. Hoelter received his B.B.A. in finance from the University of Wisconsin, where he currently serves as a member of its Business School's Dean's Advisory Board, and his M.B.A.
from the Harvard Graduate School of Business Administration.

          John A. Maccarone is President and CEO of TEM and TSC, Vice President of TGH and a director of TGH, TEM, TL, TCC, TFS and TSC. In this capacity he is responsible for the performance of TEM's worldwide fleet of marine cargo containers. Additionally, he is a member of the Equipment Investment Committee, the Credit Committee and the Investment Advisory Committee (see "Committees", below). Mr. Maccarone was instrumental in co-founding IEA with Mr. Hoelter and held a variety of executive positions with IEA from 1979 until 1987, when he joined the Textainer Group. Mr. Maccarone was previously a Director of Marketing for Trans Ocean Leasing Corporation in Hong Kong with responsibility for all leasing activities in Southeast Asia. From 1969 to 1977, Mr. Maccarone was a marketing representative for IBM Corporation. He holds a B.S. degree in Engineering Management from Boston University and an M.B.A. from Loyola University of Chicago.

          John R. Rhodes is Executive Vice President, Chief Financial Officer and Secretary of TGH, TEM, TL, TCC and TFS and a director of TEM, TCC and TFS. In this capacity he is responsible for all accounting, financial management, and reporting functions for the Textainer Group. He is also a member of the Credit Committee, the Equipment Investment Committee and Investment Advisory Committee (see "Committees", below). Prior to joining Textainer in November 1987, Mr. Rhodes was Vice President of Finance for Greenbrier Capital Corporation in San Francisco, a trailer leasing and management company, from 1986 to 1987; from 1981 to 1985, he was employed by Gelco Rail Services, an intermodal refrigerated trailer company in San Francisco, first in the capacity of Vice President and Controller and then as Senior Vice President and General Manager. Mr. Rhodes' earlier business affiliations include serving as Vice President and General Manager of Itel Capital Corporation and as senior accountant with Arthur Andersen & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.A. in economics from Stanford University and an M.B.A. in accounting from Golden Gate University.

          Alex M. Brown is a director of TGH, TEM, TL, TCC, TFS and TSC. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Mr. Brown is also a director of Trencor Ltd. (1996 to present) and Forward Corporation (1997 to present). Both companies are publicly traded and are listed on the Johannesburg Stock Exchange. Mr. Brown became affiliated with the Textainer Group in April 1986. From 1987 until 1993, he was President and Chief Executive Officer of Textainer, Inc. and the Chairman of the Textainer Group. Mr. Brown was the managing director of Cross County Leasing in England from 1984 until it was acquired by Textainer in 1986. From 1993 to 1997, Mr. Brown was Chief Executive Officer of AAF, a company affiliated with Trencor Ltd. Mr. Brown was also Chairman of WACO International Corporation, based in Cleveland, Ohio until 1997.

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

          Philip K. Brewer is President of TCC and TFS,  Senior Vice  President
- Capital Markets for TGH and TL. As President of TCC, Mr. Brewer is responsible for overseeing the management of, and coordinating the activities of, TCC and TFS. As Senior Vice President, he is responsible for optimizing the capital structure of and identifying new sources of finance for Textainer. Mr. Brewer is a member of the Credit Committee, the Investment Advisory Committee and the Equipment Investment Committee (see "Committees" below). Prior to joining
Textainer in 1996, Mr. Brewer worked at Bankers Trust from 1990 to 1996, starting as a Vice President in Corporate Finance and ending as Managing
Director and Country Manager for Indonesia; from 1989 to 1990, he was Vice President in Corporate Finance at Jarding Fleming; from 1987 to 1989, he was Capital Markets Advisor to the United States Agency for International Development; and from 1984 to 1987 he was an Associate with Drexel Burnham Lambert in New York. Mr. Brewer holds an M.B.A. in Finance from the Graduate School of Business at Columbia University, and a B.A. in Economics and Political Science from Colgate University.

          Robert D. Pedersen is Senior Vice President - Marketing for TEM and a Director of TEM, responsible for worldwide sales and marketing related activities. Mr. Pedersen is a member of the Equipment Investment Committee and the Credit Committee (see "Committees" below). He joined TEM in 1991 as Regional Vice President for the Americas Region. Mr. Pedersen has extensive experience in the industry having held a variety of positions with Maersk Line, a container shipping line (from 1978 to 1984), XTRA, a container lessor (1985 to 1988) and Klinge Cool, a manufacturer of refrigerated container cooling units (1989 to 1991), where he was worldwide sales and marketing director. Mr. Pedersen is a graduate of the A.P. Moller shipping and transportation program and Merkonom Business School in Copenhagen, majoring in Company Organization.

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

          Jens W. Palludan is based in Hackensack, New Jersey and is Regional Vice President - Americas/Africa/Australia for TEM, responsible for coordinating all leasing activities in North and South America, Africa and Australia/New Zealand. Mr. Palludan spent his career from 1969 through 1992 with Maersk Line of Copenhagen, Denmark in a variety of key management positions in both Denmark and overseas. Prior to joining TEM in 1993 Mr. Palludan was General Manager, Equipment and Terminals, where he was responsible for a fleet of over 200,000 TEUs. Mr. Palludan holds an M.B.A. from the Centre European D'Education Permanente, Fontainebleau, France.

         Wolfgang Geyer is based in Hamburg, Germany and is Regional Vice President - Europe/ Middle East/ Persian Gulf for TEM, responsible for coordinating all leasing activities in these areas of operation. Mr. Geyer joined Textainer in 1993 and was the Marketing Director in Hamburg through July 1997. Mr. Geyer most recently was the Senior Vice President, for Clou Container Leasing, responsible for Clou's leasing activities on a worldwide basis. Mr. Geyer work for Clou from 1991 to 1993. Mr. Geyer spent the remainder of his leasing career, 1975 through 1991, with Itel Container, during which time he held numerous positions in both operations and marketing within the company.

         Mak Wing Sing is based in Singapore and is the Regional Vice President - South Asia for TEM, responsible for container leasing activities in North/Central People's Republic of China, Hong Kong and South China (PRC), and Southeast Asia. Mr. Mak most recently was the Regional Manager, Southeast Asia, for Trans Ocean Leasing, working there from 1994 to 1996. From 1987 to 1994, Mr. Mak worked with Tiphook as their Regional General Manager, and with OOCL from 1976 to 1987 in a variety of positions, most recently as their Logistics Operations Manager.

          Masanori Sagara is based in Yokohama, Japan and is the Regional Vice President - North Asia for TEM, responsible for Textainer's marketing activities in Japan, Korea, and Taiwan. Mr. Sagara joined Textainer in 1990 and was the company's Marketing Director in Japan through 1996. From 1987 to 1990, he was the Marketing Manager with IEA. Mr. Sagara's other experience in the container leasing business includes marketing management at Genstar from 1984 to 1987 and various container operations positions with Thoresen & Company from 1979 to 1984. Mr. Sagara holds a Bachelor of Science degree in Economics from Aoyama Bakuin University.

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

          Ernest J. Furtado is Vice President, Finance and Assistant Secretary of TGH, TL, TEM, TCC and TFS and a Director of TCC and TFS, in which capacity he is responsible for all accounting, financial management, and reporting functions for TGH, TL, TEM, TCC and TFS. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Prior to joining Textainer in May 1991, Mr. Furtado was Controller for Itel Instant Space and manager of accounting for Itel Containers International Corporation, both in San Francisco, from 1984 to 1991. Mr. Furtado's earlier business affiliations include serving as audit manager for Wells Fargo Bank and as senior accountant with John F. Forbes & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.S. in business administration from the University of California at Berkeley and an M.B.A. in information systems from Golden Gate University.

          Richard G. Murphy is Vice President, Risk Management for TEM. Mr. Murphy is responsible for all credit and risk management functions for TEM and supervises the administrative aspects of Equipment acquisitions. He is a member of and acts as secretary to the Credit and Equipment Investment Committees (see "Committees", below). He previously served as TEM's Director of Credit and Risk Management from 1989 to 1991 and as Controller from 1988 to 1989. Prior to the takeover of the management of the Interocean Leasing Ltd. fleet by TEM in 1988, Mr. Murphy held various positions in the accounting and financial areas with that company from 1980, acting as Chief Financial Officer from 1984 to 1988. Prior to 1980, he held various positions with firms of public accountants in the U.K. Mr. Murphy is an Associate of the Institute of Chartered Accountants in England and Wales and holds a Bachelor of Commerce degree from the National University of Ireland.

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

          Sheikh Isam K. Kabbani is a director of TGH and TL. He is Chairman and principal stockholder of the IKK Group, Jeddah, Saudi Arabia, a manufacturing and trading group which is active both in Saudi Arabia and internationally. In 1959 Sheikh Isam Kabbani joined the Saudi Arabian Ministry of Foreign Affairs, and in 1960 moved to the Ministry of Petroleum for a period of ten years. During this time he was seconded to the Organization of Petroleum Exporting Countries
(OPEC). After a period as Chief Economist of OPEC, in 1967 he became the Saudi Arabian member of OPEC's Board of Governors. In 1970 he left the ministry of Petroleum to establish his own business, the National Marketing Group, which has been his principal business activity for the past 18 years. Sheikh Kabbani holds a B.A. degree from Swarthmore College, Pennsylvania, and an M.A. degree in Economics and International Relations from Columbia University.

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

          Cara D. Smith is a member of the Investment Advisory Committee (see "Committees", below). Ms. Smith was the President and Chief Executive Officer of TSC through June 1997 and a director of TCC and TFS through August 1997. Ms. Smith joined Textainer in 1992, and prior to 1996, was Vice President of Marketing. Ms. Smith has worked in the securities industry for the past 13 years. Ms. Smith's extensive experience ranges from compliance and investor relations to administration and marketing of equipment leasing, multi-family housing and tax credit investment programs. She holds five securities licenses and is a registered principal. Ms. Smith is also a member of the International Association of Financial Planners.

         Nadine Forsman is the Controller of TCC, TFS and TSC. In this capacity she is responsible for accounting, financial management and reporting functions for TCC, TFS and TSC as well as overseeing all communications with the Limited Partners and as such, supervises personnel in performing this function. She is a member of the Equipment Investment Committee and the Investment Advisory Committee (See "Committees" below). Prior to joining Textainer in August 1996, Ms. Forsman was employed by KPMG Peat Marwick LLP, holding various positions, the most recent of which was manager, from 1990 to 1996. Ms Forsman holds a B.S. in Accounting and Finance from San Francisco State University and holds a financial and operations principal securities license.

Committees

          The Managing General Partner has established the following three committees to facilitate decisions involving credit and organizational matters, negotiations, documentation, management and final disposition of Equipment for the Partnership and for other programs organized by the Textainer Group:

          Equipment Investment Committee. The Equipment Investment Committee will review the Equipment leasing programs of the Partnership on a regular basis with emphasis on matters involving Equipment purchases, the Equipment mix in the Partnership's portfolio, Equipment remarketing issues, and decisions regarding ultimate disposition of Equipment. The members of the committee are James E. Hoelter (Chairman), John A. Maccarone, John R. Rhodes, Anthony C. Sowry, Richard
G. Murphy (Secretary), Alex M. Brown, Philip K. Brewer, Robert D. Pedersen, Ernest J. Furtado and Nadine Forsman.

          Credit Committee. The Credit Committee will establish credit limits for every lessee and potential lessee of Equipment and periodically review these limits. In setting such limits, the Credit Committee will consider such factors as customer trade routes, country, political risk, operational history, credit references, credit agency analyses, financial statements, and other information. The members of the Credit Committee are James E. Hoelter (Chairman), John A. Maccarone, Richard G. Murphy (Secretary), Janet S. Ruggero, John R. Rhodes, Anthony C. Sowry , Philip K. Brewer and Robert D. Pedersen.

          Investment Advisory Committee. The Investment Advisory Committee will review investor program operations on at least a quarterly basis, emphasizing matters related to cash distributions to investors, cash flow management, portfolio management, and liquidation. The Investment Advisory Committee is organized with a view to applying an interdisciplinary approach, involving management, financial, legal and marketing expertise, to the analysis of investor program operations. The members of the Investment Advisory Committee are James E. Hoelter (Chairman), John A. Maccarone, Cara D. Smith, Ernest J. Furtado (Secretary), Philip K. Brewer, John R. Rhodes, Nadine Forsman, Harold J. Samson, Alex M. Brown and Neil I. Jowell.


ITEM 11 - EXECUTIVE COMPENSATION

The Registrant has no executive officers and does not reimburse TFS, TEM or TL for the remuneration payable to their executive officers. For information regarding reimbursements made by the Registrant to the General Partners, see
Note 2 of the Financial Statements.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a)        Security Ownership of Certain Beneficial Owners

          There is no person or "Group" who is known to the Registrant to be the beneficial owner of more than five percent of the outstanding units of limited partnership investment of the Registrant.

b)        Security Ownership of Management

          As of January 1, 1998:
                                                           Number
          Name of Beneficial Owner                        Of Units    %All Units

          James E. Hoelter....................             2,500        0.0405%
          John R. Rhodes......................               280        0.0045%
          Anthony C. Sowry....................               274        0.0044%
          John A. Maccarone...................             2,520        0.0409%
          Harold J. Samson....................             2,500        0.0405%
                                                       ---------        -------

          Officers and Management
             as a Group.......................             8,074        0.1308%
                                                       =========        =======

c)       Changes in control

         Inapplicable

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                             (Amounts in thousands)

(a)      Transactions with Management and Others.

          At December 31, 1997 and 1996, net due from (to) affiliates is comprised of:

                                                               1997         1996
                                                               ----         ----
          Due from affiliates:
            Due from TEM.................................... $  297      $   27
                                                              -----         ----

          Due to affiliates:
            Due to TAS......................................     42           -
            Due to TFS......................................     48          52
            Due to TL.......................................      1           1
            Due to TCC......................................     15          26
                                                              -----         ----
                                                                106          79
                                                              -----         ----

          Due from (to) affiliates, net                      $  191      $  (52)
                                                              =====       ======

         These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees or in the accrual and remittance of net rental revenues from TEM.

         In addition, the Registrant paid or will pay the following amounts to the General Partners or TAS:

         Acquisition fees in connection with the purchase of Equipment on behalf of the Registrant:

                                                                     1997           1996             1995
                                                                     ----           ----             ----

                    TAS.................................        $     216      $     156        $     480
                                                                   ======        =======          =======


         Management fees in connection with the operations of the Registrant:

                                                                     1997           1996             1995
                                                                     ----           ----             ----

                    TFS                                         $     375      $     376        $     372
                    TEM and TSS                                     1,443          1,590            1,706
                                                                    -----          -----            -----
                    Total                                       $   1,818      $   1,966        $   2,078
                                                                    =====          =====            =====

         Reimbursement for administrative costs in connection with of the operations of the Registrant:

                                                                     1997           1996             1995
                                                                     ----           ----             ----

                    TFS                                         $     133      $     150        $     226
                    TEM and TSS                                     1,020          1,011            1,326
                                                                    -----          -----            -----
                    Total                                       $   1,153      $   1,161        $   1,552
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


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Audited financial statements of the Registrant  for  the  year ended December 31, 1997 are contained in Item 8 of this Report.

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

(b) During the year ended 1997, no reports on Form 8-K have been filed by the Registrant.

             Independent Auditors' Report on Supplementary Schedule







The Partners
Textainer Equipment Income Fund III, L.P.:

Under the date of February 18, 1998, we reported on the balance sheets of Textainer Equipment Income Fund III, L.P. (the Partnership) as of December 31, 1997 and 1996 and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in the 1997 annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                              KPMG Peat Marwick LLP




San Francisco, California
February 18, 1998

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (a California Limited Partnership)

                 Schedule II - Valuation and Qualifying Accounts

                             (Amounts in thousands)

                                                             Charged                                       Balance
                                           Balance at       to Costs         Charged                        at End
                                            Beginning            and        to Other                          of
                                            of Period       Expenses        Accounts       Deduction        Period


For the year ended December 31, 1997:

Allowance for
  doubtful accounts                          $  1,616        $   166     $        -         $  (248)       $  1,534
                                             --------        -------     -----------        --------       --------

Recovery cost reserve                        $     71        $   244     $        -         $  (196)       $    119
                                             --------        -------     -----------        --------       --------

Damage protection
  plan reserve                               $    422        $   303     $        -         $  (374)       $    351
                                             --------        -------     -----------        --------       --------



For the year ended December 31, 1996

Allowance for
  doubtful accounts                          $  1,516        $   254     $        -         $  (154)       $  1,616
                                             --------        -------     -----------        --------       --------

Recovery cost reserve                        $      6        $   225     $        -         $  (160)       $     71
                                             --------        -------     -----------        --------       --------

Damage protection
  plan reserve                               $    373        $   411     $        -         $  (362)       $    422
                                             --------        -------     -----------        --------       --------



For the year ended December 31, 1995:

Allowance for doubtful accounts              $  1,466        $    554    $       -         $  (504)        $  1,516
                                             --------        --------    -----------       --------        --------

Recovery cost reserve                        $      4        $    194    $       -         $  (192)        $      6
                                             --------        --------    -----------       --------        --------

Damage protection plan reserve               $    369        $    282    $       -         $  (278)        $    373
                                             --------        --------    -----------       --------        --------




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

                                     TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner

                                     By_________________________________
                                        John R. Rhodes
                                        Executive Vice President

Date:  March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the managing general partner of the Registrant, in the capacities and on the dates indicated:

Signature                                        Title                                        Date



_________________________________                Executive   Vice President                   March 26, 1998
John R. Rhodes                                   (Principal Financial and
                                                 Accounting Officer) and
                                                 Secretary


_________________________________                President(Principal Executive                March 26, 1998
Philip K. Brewer                                 Officer)


_________________________________                Vice President Finance,                      March 26, 1998
Ernest J. Furtado                                Assistant Secretary and Director


_________________________________                Director                                     March 26, 1998
James E. Hoelter


_________________________________                Director                                     March 26, 1998
John A. Maccarone



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

                                     TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner

                                     By /s/John R. Rhodes
                                        _________________________________
                                         John R. Rhodes
                                         Executive Vice President

Date: March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the managing general partner of the Registrant, in the capacities and on the dates indicated:

Signature                                        Title                                        Date



/s/ John R. Rhodes                               Executive Vice President                     March 26, 1998
_________________________________                (Principal Financial and
John R. Rhodes                                   Accounting Officer) and
                                                 Secretary

/s/ Philip K. Brewer                             President (Principal Executive               March 26, 1998
_________________________________                Officer)
Philip K. Brewer


/s/ Ernest J. Furtado                            Vice President Finance,                      March 26, 1998
_________________________________                Assistant Secretary and Director
Ernest J. Furtado


/s/ James E. Hoelter                             Director                                     March 26, 1998
_________________________________
James E. Hoelter


/s/ John A. Maccarone                            Director                                     March 26, 1998
_________________________________
John A. Maccarone
