Form 10-Q
period 1998-03-31
TEXTAINER EQUIPMENT INCOME FUND III L P
filed 1998-05-15
CIK 866888

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 14, 1998


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund III, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 1998.

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


                  For the quarterly period ended March 31, 1998


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

                      Quarterly Report on Form 10Q for the
                          Quarter Ended March 31, 1998

                                Table of Contents

                                                                                                             Page


     Item 1.      Financial Statements
                  Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997.........................      3

                  Statements of Earnings for the three months ended
                  March 31, 1998 and 1997 (unaudited).......................................................      4

                  Statements of Partners' Capital for the three months ended
                  March 31, 1998 and 1997 (unaudited).......................................................      5

                  Statements of Cash Flows for the three months ended
                  March 31, 1998 and 1997 (unaudited).......................................................      6

                  Notes to Financial Statements (unaudited).................................................      8


     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................................................     12



                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (a California Limited Partnership)

                                 Balance Sheets

                      March 31, 1998 and December 31, 1997
                             (Amounts in thousands)

                                                                              1998                   1997
                                                                         ---------------        ---------------
                                                                           (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of  $37,993 (1997:  $36,728)                                   $ 74,386               $ 76,802
Cash                                                                              1,237                    370
Accounts receivable, net of allowance for doubtful
    accounts of $672 (1997: $1,534) (note 9)                                      4,299                  4,713
Due from affiliates, net (note 7)                                                   400                    191
Prepaid expenses                                                                    175                    172
                                                                         ---------------        ---------------

                                                                               $ 80,497               $ 82,248
                                                                         ===============        ===============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                               $ 517                  $ 488
   Accrued liabilities                                                               61                     58
   Accrued recovery costs (note 2)                                                   54                    119
   Accrued damage protection plan costs (note 3)                                    351                    351
   Accrued maintenance and repair costs (note 4)                                     74                     80
   Warranty claims (note 5)                                                         218                    228
   Deferred quarterly distribution                                                  122                    121
   Container purchases payable                                                       56                    365
                                                                         ---------------        ---------------

      Total liabilities                                                           1,453                  1,810
                                                                         ---------------        ---------------

Partners' capital:
   General partners                                                                   -                      -
   Limited partners                                                              79,044                 80,438
                                                                         ---------------        ---------------

      Total partners' capital                                                    79,044                 80,438
                                                                         ---------------        ---------------

Commitments (note 12)
                                                                               $ 80,497               $ 82,248
                                                                         ===============        ===============

See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (a California Limited Partnership)

                             Statements of Earnings

               For the three months ended March 31, 1998 and 1997
            (Dollar amounts in thousands except for unit and per unit
                                    amounts)
                                   (unaudited)



                                                           1998                      1997
                                                     ------------------       -------------------
Rental income                                              $     5,002               $     4,736
                                                     ------------------       -------------------

Costs and expenses:
      Direct container expenses                                  1,193                       860
      Bad debt (benefit) expense                                   (99)                        1
      Depreciation                                               1,695                     1,701
      Professional fees                                              7                         8
      Management fees to affiliates (note 7)                       417                       449
      General and administrative costs
        to affiliates (note 7)                                     305                       313
      Other general and administrative costs                        53                        54
                                                     ------------------       -------------------

                                                                 3,571                     3,386
                                                     ------------------       -------------------

      Income from operations                                     1,431                     1,350
                                                     ------------------       -------------------

Other income:
      Interest income                                               15                        29
      Gain on sale of containers  (note 10)                         42                        23
                                                     ------------------       -------------------

                                                                    57                        52
                                                     ------------------       -------------------

      Net earnings                                          $    1,488               $     1,402
                                                     ==================       ===================

Allocation of net earnings (note 7):
      General partners                                            $ 30                      $ 30
      Limited partners                                           1,458                     1,372
                                                     ------------------       -------------------

                                                           $     1,488               $     1,402
                                                     ==================       ===================
Limited partners' per unit share
      of net earnings                                      $      0.24               $      0.22
                                                     ==================       ===================

Limited partners' per unit share
      of distributions                                     $      0.46               $      0.46
                                                     ==================       ===================

Weighted average number of limited
      partnership units outstanding                          6,168,527                 6,168,527
                                                     ==================       ===================


See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (a California Limited Partnership)

                         Statements of Partners' Capital

               For the three months ended March 31, 1998 and 1997
                             (Amounts in thousands)
                                   (unaudited)

                                                              Partners' Capital
                                          -----------------------------------------------------------
                                             General                Limited                Total
                                          ---------------       ----------------       --------------
Balances at January 1, 1997                     $      -               $ 86,801             $ 86,801

Distributions                                        (30)                (2,853)              (2,883)

Redemptions (note 11)                                  -                     (4)                  (4)

Net earnings                                          30                  1,372                1,402
                                          ---------------       ----------------       --------------

Balances at March 31, 1997                      $      -               $ 85,316             $ 85,316
                                          ===============       ================       ==============

Balances at January 1, 1998                     $      -               $ 80,438             $ 80,438

Distributions                                        (30)                (2,852)              (2,882)

Net earnings                                          30                  1,458                1,488
                                          ---------------       ----------------       --------------

Balances at March 31, 1998                      $      -               $ 79,044             $ 79,044
                                          ===============       ================       ==============


See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (a California Limited Partnership)

                            Statements of Cash Flows

               For the three months ended March 31, 1998 and 1997
                             (Amounts in thousands)
                                   (unaudited)

                                                                                       1998                1997
                                                                                  ----------------    ----------------
Cash flows from operating activities:
   Net earnings                                                                           $ 1,488             $ 1,402
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation                                                                       1,695               1,701
         Decrease in allowance for doubtful accounts, excluding
             write-off (note 9)                                                              (182)                (39)
         Gain on sale of containers (note 10)                                                 (42)                (23)
         Changes in assets and liabilities:
            Decrease in accounts receivable, excluding write-off (note 9)                     645                 182
            Increase in due from affiliates, net                                             (176)               (278)
            (Increase) decrease in prepaid expenses                                            (3)                 18
            Increase (decrease) in accounts payable and accrued liabilities                    32                 (19)
            (Decrease) increase in accrued recovery costs                                     (65)                 10
            Decrease in accrued damage protection plan costs                                    -                 (34)
            Decrease in warranty claims                                                       (10)                 (9)
            (Decrease) increase in accrued maintenance and repair costs                        (6)                 14
                                                                                  ----------------    ----------------


            Net cash provided by operating activities                                       3,376               2,925
                                                                                  ----------------    ----------------

Cash flows from investing activities:
     Proceeds from sale of containers                                                         697                 324
     Container purchases                                                                     (325)             (1,945)
                                                                                  ----------------    ----------------

            Net cash provided by (used in) investing activities                               372              (1,621)
                                                                                  ----------------    ----------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                                    -                  (4)
    Distributions to partners                                                              (2,881)             (2,883)
                                                                                  ----------------    ----------------

            Net cash used in financing activities                                          (2,881)             (2,887)
                                                                                  ----------------    ----------------

Net increase (decrease) in cash                                                               867              (1,583)

Cash at beginning of period                                                                   370               2,426
                                                                                  ----------------    ----------------

Cash at end of period                                                                     $ 1,237             $   843
                                                                                  ================    ================


See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A California Limited Partnership)

                       Statements of Cash Flows--Continued

               For the three months ended March 31, 1998 and 1997
                             (Amounts in thousands)
                                   (unaudited)


Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received by the Partnership as of March 31, 1998 and 1997, and December 31, 1997 and 1996, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1998 and 1997.

                                                                      Mar. 31         Dec. 31        Mar. 31        Dec. 31
                                                                         1998            1997           1997           1996
                                                                      -------         -------        -------        -------
Container purchases included in:
   Due to affiliates..........................................         $    -         $    42       $     47       $      -
   Container purchases payable................................             56             365            539            580

Distributions to partners included in:
   Due to affiliates..........................................             10              10             10             10
   Deferred quarterly distribution............................            122             121            116            116

Proceeds from sale of containers included in:
   Due from affiliates........................................            390             399            400            381

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1998 and 1997.

                                                                                                        1998           1997
                                                                                                        ----           ----

Container purchases recorded...............................................................          $   (26)     $   1,951
Container purchases paid...................................................................              325          1,945

Distributions to partners declared.........................................................            2,882          2,883
Distributions to partners paid.............................................................            2,881          2,883

Proceeds from sale of containers recorded..................................................              688            343
Proceeds from sale of containers received..................................................              697            324


See accompanying notes to financial statements


                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                       (A California Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1998
               (Amounts in thousands except for per unit amounts)
                                   (unaudited)

Note 1.   General

     Textainer Equipment Income Fund III, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1990. The Partnership owns and leases a fleet of intermodal marine cargo containers which are leased to international shipping lines.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1998 and December 31, 1997, and the results of its operations, changes in partners' capital, and cash flows for the three-month periods ended March 31, 1998 and 1997, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and the accompanying Notes included in the Partnership's audited financial statements as of December 31, 1997 in the Annual Report filed on Form 10K.

     Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Certain reclassifications, not affecting net earnings, have been made to prior year amounts in order to conform with the 1998 financial statement presentation.

Note 2.  Recovery Costs

     The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At March 31, 1998 and December 31, 1997, the amounts accrued were $54 and $119, respectively.

Note 3.   Damage Protection Plan

     The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize these revenues when earned and provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. DPP expenses are included in direct container expenses on the Statements of Earnings and the related reserve was $351 at March 31, 1998 and December 31, 1997.

Note 4.  Maintenance and Repair

     The Partnership accrues maintenance and repair costs on damaged containers in depots. At March 31, 1998 and December 31, 1997, the amount accrued was $74 and $80, respectively.

Note 5.  Warranty Claims

     During 1992 and 1995, the Partnership settled warranty claims against an equipment manufacturer relating to certain containers. The Partnership is amortizing the settlement amounts over the remaining useful life of the these containers (between seven and eight years), reducing maintenance and repair costs over that time. At March 31, 1998 and December 31, 1997, the unamortized portion of the settlement amounts was equal to $218 and $228, respectively.

Note 6. Acquisition of Containers

     The Partnership did not purchase containers during the three-month period ended March 31, 1998. During the three-month period ended March 31, 1997, the Partnership purchased containers with a cost of $1,951.

Note 7.   Transactions with Affiliates

     Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership. TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners. The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of containers outside the United States on behalf of the Partnership. TCC, TEM, TL and TAS are subsidiaries of Textainer Group Holdings Limited (TGH). The General Partners manage and control the affairs of the Partnership.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, an acquisition fee, an incentive management fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership had capitalized $14 and $95 of equipment acquisition fees as part of container rental equipment costs during the three-month periods ended March 31, 1998 and 1997 and had incurred $120 of incentive management fees for both the three-month periods ended March 31, 1998 and 1997. No equipment liquidation fees were incurred in either period.

     The container fleet of the Partnership is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates, net at March 31, 1998 and December 31, 1997.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. During the three-month periods ended March 31, 1998 and 1997, the Partnership paid $297 and $329, respectively, in equipment management fees to TEM. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases and term leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. Total general and administrative costs allocated to the Partnership were $305 and $313 for the three-month periods ended March 31, 1998 and 1997, respectively, of which $147 and $161 were for salaries.

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. General and administrative costs allocated to the Partnership by TEM were $278 and $275 for the three-month periods ended March 31, 1998 and 1997, respectively. TFS allocated $27 and $38 of general and administrative costs to the Partnership during the same periods.

     The General Partners or TAS may acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. These containers may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. In addition, the General Partners or TAS are entitled to an acquisition fee for any containers resold to the Partnership.

     At March 31, 1998 and December 31, 1997, due from affiliates, net is comprised of:

                                                           1998             1997
                                                           ----             ----
     Due from affiliates:
       Due from TEM................................   $     475       $      297
                                                        -------         --------

     Due to affiliates:
       Due to TAS..................................           -               42
       Due to TFS..................................          47               48
       Due to TCC..................................          27               15
       Due to TL...................................           1                1
                                                        -------         --------
                                                             75              106
                                                        -------         --------

     Due from affiliates, net......................   $     400       $      191
                                                        =======         ========

     These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM.

     It is the policy of the Partnership and the General Partners' to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest expense incurred on amounts due to the General Partners for the three-month periods ended March 31, 1998 or 1997.

Note 8.   Rentals under Operating Leases

     The following are the future minimum rent receivables under cancelable long-term operating leases at March 31, 1998. Although the leases are generally cancelable at the end of each twelve-month period with a penalty, the following schedule assumes that the leases will not be terminated.

     Year ending March 31:

     1999......................................................            $ 844
     2000......................................................               99
     2001......................................................                3
                                                                           -----
     Total minimum future rentals receivable...................            $ 946
                                                                           =====

Note 9.   Accounts Receivable Write-Off

     During the three-month period ending March 31, 1998, the Partnership wrote-off $680 of delinquent receivables from two lessees against which reserves were recorded in 1994 and 1995.

Note 10.  Insurance Proceeds

     In February 1998, the Partnership wrote-off 23 containers held by a lessee that were deemed unrecoverable. These containers had a net book value of $335 for which the Partnership received insurance proceeds of $351 resulting in a gain of $16.

Note 11.  Redemptions

     The following redemption offerings were consummated by the Partnership during the three-month period ended March 31, 1997:

                                                          Units                   Average
                                                         Redeemed            Redemption Price              Amount Paid

            Balance at December 31, 1996.                  81,098                  $14.69                      $ 1,191

            Quarter ended:
                  March 31, 1997...................           375                  $10.43                            4
                                                           ------                                              -------


            Partnership to date....................        81,473                  $14.67                      $ 1,195
                                                           ======                                              =======

     There were no redemptions during the three-month period ended March 31, 1998. The redemption price is fixed by formula.

Note 12.  Commitments

     At March 31, 1998, the Partnership has committed to purchase 35 new containers at an approximate total purchase price of $106 which includes acquisition fees of $5. These commitments were made to TAS which, as the contracting party, has in turn committed to purchase these containers on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 1998 and 1997. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From January 16, 1991 until May 4, 1992, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on February 11, 1991, and on May 4, 1992, the Partnership's offering of limited partnership interests was closed at $125,000.

From time to time, the Partnership redeems units from limited partners for a specified redemption value which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the managing general partner's discretion. All redemptions are subject to the managing general partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the three-month period ended March 31, 1998 the Partnership did not redeem any units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the three-month period ended March 31, 1998, the Partnership declared cash distributions to limited partners pertaining to the period from December 1997 through February 1998 in the amount of $2,852. These distributions represent a return of 9.25% on original capital (measured on an annualized basis) on each unit. On a cash basis, all of these distributions were from operations. On a GAAP basis, $1,394 of these distributions was a return of capital and the balance was from net earnings.

Net cash provided by operating activities for the three-month periods ending March 31, 1998 and 1997, was $3,376 and $2,925, respectively. The increase of $451, or 15%, is primarily attributable to the decreases in accounts receivable, excluding the write-off, and due to affiliates, net of $645 and $176, respectively. Accounts receivable decreased primarily due to a decrease in the average collection period of accounts receivable. The decrease in due from affiliates, net resulted from timing differences in the payment of expenses and fees and or in the remittance of net rental revenues.

For the three-month period ending March 31, 1998, net cash provided by investing activities (the purchase and sale of containers) was $372, compared with cash used in investing activities of $1,621 for the same period in 1997. The difference of $1,993 is primarily due to the Partnership having purchased more containers during the three-month period ended March 31, 1997 than in the comparable period in 1998. The General Partners believe that these differences reflect normal fluctuations in container sales and purchases. However, recent container purchases (reinvestment) are currently lower than anticipated due to the adverse effect of market conditions on cash available for reinvestment. Market conditions are discussed more fully below under "Results of Operations". Consistent with its investment objectives, and the General Partners' determination that the containers can be profitably sold or bought, the Partnership intends to reinvest all or a significant amount of proceeds from future container sales in additional containers. The Partnership sells containers as they reach the end of their estimated useful life however, additional containers purchased may not equal the number of containers sold.

At March 31, 1998, the Partnership has committed to purchase 35 new containers at an approximate total purchase price of $106 which includes acquisition fees of $5. These commitments were made to TAS which, as the contracting party, has in turn committed to purchase these containers on behalf of the Partnership. At March 31, 1998 the Partnership had sufficient cash on hand to meet these commitments. In the event the Partnership decides not to purchase these containers, one of the General Partners or an affiliate of the General Partners will retain the containers for its own account.


Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the three-month periods ended March 31, 1998 and 1997, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                           1998             1997
                                                           ----             ----

           Opening container fleet.................      31,342           30,605
           Closing container fleet.................      30,957           31,270
           Average container fleet.................      31,150           30,938

Rental income and direct container expenses are also affected by utilization of the container fleet, which was 80% and 78% on average during the three-month periods ended March 31, 1998 and 1997, respectively. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 1998 and 1997.

The Partnership's income from operations for the three-month periods ending March 31, 1998 and 1997 was $1,431 and $1,350, respectively, on rental income of $5,002 and $4,736, respectively. The increase in rental income of $266, or 6%, from the three-month period ended March 31, 1997 to the comparable period in 1998 was primarily attributable to the increase in other rental income which is discussed below. Income from container rentals, the major component of total revenue, decreased $88, or 2%, from the three-month period ending March 31, 1997 to the same period in 1998. This decrease was primarily due to the decrease in average rental rates of 5% and the decrease in the average container fleet available for lease of 1%, offset by the 3% increase in average utilization, and the 17% decrease in average leasing incentives.

Container utilization and rental rates declined during 1996 and 1997 primarily due to decreased demand for leased containers and increased competition. The decrease in demand for leased containers resulted from changes in the business of shipping line customers consisting primarily of (i) over-capacity resulting from the 1995 and 1996 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade;
(ii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers; and (iii) shipping lines reducing their ratio of leased versus owned containers by purchasing containers. This decreased demand, along with the entry of new leasing company competitors offering low container rental rates to shipping lines, resulted in downward pressure on rental rates and also caused leasing companies to offer higher leasing incentives and other discounts to shipping lines. Rental rates were also adversely affected by a drop in the purchase price of new containers which resulted in additional downward pressure on rental rates.

Utilization increased during the second and third quarters of 1997 and began declining again during the fourth quarter of 1997 and into the first quarter of 1998. Despite these declines, utilization for the first quarter of 1998 was greater than the average first quarter 1997 utilization and greater than the average utilization for the year ended December 31, 1997. Rental rates stabilized during the later half of the first quarter of 1998 and, overall, were comparable to fourth quarter 1997 rental rates. Leasing incentives reached a high during mid-1997, began declining during the second half of 1997, and have stabilized during the first quarter of 1998. The improvement in utilization and the stabilization in rental rates and leasing incentives are primarily due to increased demand in Asia. The weakening of many Asian currencies resulted in a significant increase in exports which has created a strong demand for containers in Asia. The General Partners believe that market conditions have stabilized and may be slowly improving; however, for the near term, the General Partners do not foresee any material changes in existing market conditions and caution that both utilization and lease rates could decline again, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's Equipment under short-term operating leases.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for picking up containers from surplus locations less credits granted to lessees for leasing containers from less desirable locations (location income), income for handling and returning containers and income from charges to the lessees for a Damage Protection Plan
(DPP). For the three-month period ended March 31, 1998, the total of these other rental income items was $733, an increase of $354, or 93%, from the equivalent period in 1997. The primary component of this increase was an increase in location income of $332, which increased due to the inclusion of certain credits received during 1997 and 1998 which had previously been applied against repositioning expense and also due to an increase in the average drop-off charge per container and a decrease in credits given to lessees to pick up containers from certain locations.

Direct container expenses increased $333, or 39%, for the three-month period ending March 31, 1998 compared to the equivalent period in 1997. The increase in direct container expenses was primarily due to increases in costs incurred for repositioning and DPP expenses of $270 and $59, respectively, offset by a decrease in storage expense of $79. Repositioning expense increased due to the removal of certain credits from repositioning costs to other rental income as discussed above, and due to the greater number of containers being transported from surplus locations to demand locations. DPP expense increased due to a greater number of containers requiring repair, offset by a lower average repair cost per container. Storage expense decreased as a result of the increase in utilization from 78% to 80% for the three months ending March 31, 1997 to the same period in 1998.

Bad debt benefit/expense decreased from an expense of $1 for the three month period ended March 31, 1997 to a benefit of $99 for the comparable period in 1998. The benefit recorded in 1998 was primarily due to the Partnership writing off certain receivables that had reserves in excess of the receivable.

Depreciation expense remained fairly constant between the three-month periods ending March 31, 1998 and 1997 and was $1,695 and $1,701, respectively.

Management fees to affiliates decreased $32, or 7% from the three-month period ended March 31, 1997 to the comparable period in 1998, primarily due to an adjustment made to reduce equipment management fees, resulting from the write-off of receivables for two lessees.

General and administrative costs to affiliates decreased $8, or 3%, from the three-month period ending March 31, 1997 to the comparable period in 1998, primarily due to a decrease in overhead costs allocated by TFS.

Other income increased $5, or 10%, due to an increase in gain on sale of containers of $19 offset by a decrease in interest income of $14 between the three-month periods ending March 31, 1998 and 1997. Gain on sale of containers increased primarily due to a write-off of containers held by a lessee that were deemed unrecoverable for which the Partnership received insurance proceeds for these containers in excess of their net book value. Interest income decreased due to lower average cash balances during the three-month period ending March 31, 1998 compared to the same period in 1997.

Net earnings per limited partnership unit increased from $0.22 to $0.24 from the three-month period ending March 31, 1997 compared to the same period in 1998, reflecting the increase in limited partner net earnings from $1,372 to $1,458, respectively.

Many computer systems may experience difficulty processing dates beyond the year 1999 and, as such, some computer hardware and software will need to be modified prior to the year 2000 to remain functional. Certain of the Partnership's and General Partner's core internal systems that have recently been implemented are year 2000 compliant. The remaining core internal systems are scheduled to be revised to be year 2000 compliant by the end of 1998. Based on its initial evaluation, the Partnership and the General Partners do not believe that the cost of remedial actions relating to these systems will have a material adverse effect on the Partnership's results of operations and financial condition. Additionally, the Partnership and the General Partners are also completing a preliminary assessment of year 2000 issues not related to its core systems, including issues surrounding systems that interface with external third parties.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 1998 which would result in such a risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning containers after they come off-lease, the risk of an uninsured loss, increases in maintenance expenses or other costs of operating the containers, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Risk Factors" in the Partnership's Prospectus, as supplemented, for additional information on risks of Partnership's business.

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



Date:  May 14, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:



Signature                                Title                                       Date

________________________                 Executive Vice President                    May 14, 1998
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary


________________________                 President (Principal Executive              May 14, 1998
Philip K. Brewer                         Officer)





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


                                     TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                                     (A California Limited Partnership)

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By    /s/ John R. Rhodes
                                        ________________________________
                                        John R. Rhodes
                                        Executive Vice President



Date:  May 14, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                Title                                       Date


/s/ John R. Rhodes                       Executive Vice President                    May 14, 1998
________________________________         (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary


/s/ Philip K. Brewer                     President (Principal Executive              May 14, 1998
________________________________         Officer)
Philip K. Brewer


