Form 10-Q
period 1998-06-30
TEXTAINER EQUIPMENT INCOME FUND III L P
filed 1998-08-13
CIK 866888

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 13, 1998


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund III, L.P. (the "Company") the Company's Quarterly Report on Form 10Q for the Second Quarter ended June 30, 1998.

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


                  For the quarterly period ended June 30, 1998


                         Commission file number 0-20140


                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                        A California Limited Partnership
             (Exact name of Registrant as specified in its charter)


           California                                             94-3121277
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

 650 California Street, 16th Floor
         San Francisco, CA                                          94108
(Address of Principal Executive Offices)                          (ZIP Code)

                                 (415) 434-0551
              (Registrant's telephone number, including area code)


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

Quarterly Report on Form 10Q for the
Quarter Ended June 30, 1998

Table of Contents
-------------------------------------------------------------------------------------------------------------------



                                                                                                               Page

Item 1.   Financial Statements

          Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997..................................    3


          Statements of Earnings for the three and six months
          ended June 30, 1998 and 1997 (unaudited)..........................................................    4


          Statements of Partners' Capital for the six months
          ended June 30, 1998 and 1997 (unaudited)..........................................................    5


          Statements of Cash Flows for the six months
          ended June 30, 1998 and 1997 (unaudited)..........................................................    6


          Notes to Financial Statements (unaudited).........................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................   13




TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 1998 and December 31, 1997
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------------
                                                                              1998                   1997
                                                                         ---------------        ---------------
                                                                           (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of  $39,108 (1997:  $36,728)                           $         72,474       $         76,802
Cash                                                                              2,035                    370
Accounts receivable, net of allowance for doubtful
    accounts of $566 (1997: $1,534) (note 9)                                      4,191                  4,713
Due from affiliates, net (note 7)                                                   414                    191
Prepaid expenses                                                                    119                    172
                                                                         ---------------        ---------------

                                                                       $         79,233       $         82,248
                                                                         ===============        ===============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                    $            523       $            488
   Accrued liabilities                                                               37                     58
   Accrued recovery costs (note 2)                                                   77                    119
   Accrued damage protection plan costs (note 3)                                    322                    351
   Accrued maintenance and repair costs (note 4)                                    118                     80
   Warranty claims (note 5)                                                         208                    228
   Deferred quarterly distribution                                                  122                    121
   Container purchases payable                                                      455                    365
                                                                         ---------------        ---------------

      Total liabilities                                                           1,862                  1,810
                                                                         ---------------        ---------------

Partners' capital:
   General partners                                                                   -                      -
   Limited partners                                                              77,371                 80,438
                                                                         ---------------        ---------------

      Total partners' capital                                                    77,371                 80,438
                                                                         ---------------        ---------------

Commitments (note 11)
                                                                       $         79,233       $         82,248
                                                                         ===============        ===============

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Earnings

For the three and six months ended June 30, 1998 and 1997
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                       Three months          Three months            Six months           Six months
                                                              Ended                 Ended                 Ended                Ended
                                                      June 30, 1998         June 30, 1997         June 30, 1998        June 30, 1997
                                                    ----------------     -----------------     -----------------     ---------------

Rental income                                     $           4,724    $            4,734    $            9,726    $          9,470
                                                    ----------------     -----------------     -----------------     ---------------

Costs and expenses:
      Direct container expenses                               1,055                 1,037                 2,248               1,897
      Bad debt (benefit) expense                               (103)                   76                  (202)                 77
      Depreciation                                            1,674                 1,714                 3,369               3,415
      Professional fees                                          11                    10                    18                  18
      Management fees to affiliates (note 7)                    451                   447                   868                 896
      General and administrative costs
        to affiliates (note 7)                                  268                   306                   573                 619
      Other general and administrative costs                     26                    51                    79                 105
                                                    ----------------     -----------------     -----------------     ---------------
                                                              3,382                 3,641                 6,953               7,027
                                                    ----------------     -----------------     -----------------     ---------------
      Income from operations                                  1,342                 1,093                 2,773               2,443
                                                    ----------------     -----------------     -----------------     ---------------

Other (expense) income:
      Interest income                                            28                    14                    43                  43
      Loss on sale of containers                               (159)                  (53)                 (117)                (30)
                                                    ----------------     -----------------     -----------------     ---------------
                                                               (131)                  (39)                  (74)                 13
                                                    ----------------     -----------------     -----------------     ---------------

      Net earnings                                $           1,211    $            1,054    $            2,699    $          2,456
                                                    ================     =================     =================     ===============

Allocation of net earnings (note 7):
      General partners                            $              30    $               30    $               60    $             60
      Limited partners                                        1,181                 1,024                 2,639               2,396
                                                    ----------------     -----------------     -----------------     ---------------
                                                  $           1,211    $            1,054    $            2,699    $          2,456
                                                    ================     =================     =================     ===============
Limited partners' per unit share
      of net earnings                             $            0.19    $             0.17    $             0.43    $           0.39
                                                    ================     =================     =================     ===============

Limited partners' per unit share
      of distributions                            $            0.46    $             0.46    $             0.93    $           0.93
                                                    ================     =================     =================     ===============

Weighted average number of limited
      partnership units outstanding                       6,168,527             6,168,527             6,168,527           6,168,527
                                                    ================     =================     =================     ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 1998 and 1997
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------

                                                              Partners' Capital
                                            ------------------------------------------------------
                                              General              Limited              Total
                                            -------------        -------------       -------------
Balances at January 1, 1997               $            -       $       86,801      $       86,801

Distributions                                        (60)              (5,706)             (5,766)

Redemptions (note 10)                                  -                   (4)                 (4)

Net earnings                                          60                2,396               2,456
                                            -------------        -------------       -------------

Balances at June 30, 1997                 $            -       $       83,487      $       83,487
                                            =============        =============       =============

Balances at January 1, 1998               $            -       $       80,438      $       80,438

Distributions                                        (60)              (5,706)             (5,766)

Net earnings                                          60                2,639               2,699
                                            -------------        -------------       -------------

Balances at June 30, 1998                 $            -       $       77,371      $       77,371
                                            =============        =============       =============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 1998 and 1997
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                                                              1998                1997
                                                                                          -------------       -------------
Cash flows from operating activities:
   Net earnings                                                                         $        2,699      $        2,456
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation                                                                            3,369               3,415
         Decrease in allowance for doubtful accounts, excluding
             write-off (note 9)                                                                   (288)                (23)
         Loss on sale of containers                                                                117                  30
         Changes in assets and liabilities:
            Decrease in accounts receivable, excluding write-off (note 9)                          861                 157
            Increase in due from affiliates, net                                                  (212)               (178)
            Decrease in prepaid expenses                                                            53                  32
            Increase in accounts payable and accrued liabilities                                    14                 278
            (Decrease) increase in accrued recovery costs                                          (42)                 22
            Decrease in accrued damage protection plan costs                                       (29)                (59)
            Increase in accrued maintenance and repair costs                                        38                  38
            Decrease in warranty claims                                                            (20)                (19)
                                                                                          -------------       -------------


            Net cash provided by operating activities                                            6,560               6,149
                                                                                          -------------       -------------

Cash flows from investing activities:
     Proceeds from sale of containers                                                            1,354                 690
     Container purchases                                                                          (484)             (3,296)
                                                                                          -------------       -------------

            Net cash provided by (used in) investing activities                                    870              (2,606)
                                                                                          -------------       -------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                                         -                  (4)
    Distributions to partners                                                                   (5,765)             (5,766)
                                                                                          -------------       -------------

            Net cash used in financing activities                                               (5,765)             (5,770)
                                                                                          -------------       -------------

Net increase (decrease) in cash                                                                  1,665              (2,227)

Cash at beginning of period                                                                        370               2,426
                                                                                          -------------       -------------

Cash at end of period                                                                   $        2,035      $          199
                                                                                          =============       =============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the six months ended June 30, 1998 and 1997
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of June 30, 1998 and 1997, and December 31, 1997 and 1996, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1998 and 1997.

                                                                Jun. 30       Dec. 31          Jun. 30       Dec. 31
                                                                  1998           1997            1997           1996
                                                            -----------    -----------    ------------     ----------
Container purchases included in:
     Due to affiliates..............................         $       7     $       42      $       26      $       -
     Container purchases payable....................               455            365             439            580

Distributions to partners included in:
     Due to affiliates..............................                10             10              11             10
     Deferred quarterly distribution................               122            121             115            116

Proceeds from sale of containers included in:
     Due from affiliates............................               375            399             411            381

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1998 and 1997.

                                                                                                 1998           1997
                                                                                                 ----           ----

Container purchases recorded......................................................         $      539       $  3,181
Container purchases paid..........................................................                484          3,296

Distributions to partners declared................................................              5,766          5,766
Distributions to partners paid....................................................              5,765          5,766

Proceeds from sale of containers recorded.........................................              1,330            720
Proceeds from sale of containers received.........................................              1,354            690


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the six months ended June 30, 1998 and 1997
(Amounts in thousands except for per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


Note 1.   General

      Textainer Equipment Income Fund III, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1990. The Partnership owns and leases a fleet of intermodal marine cargo containers which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1998 and December 31, 1997, and the results of its operations, changes in partners' capital and cash flows for the three- and six-month periods ended June 30, 1998 and 1997, have been made.

      The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of December 31, 1997, in the Annual Report filed on Form 10K.

      Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Certain reclassifications of prior year amounts have been made in order to conform with the 1998 financial statement presentation.

Note 2.   Recovery Costs

      The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At June 30, 1998 and December 31, 1997, the amounts accrued were $77 and $119, respectively.

Note 3.   Damage Protection Plan

      The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings, and at June 30, 1998 and December 31, 1997, the related reserve was $322 and $351, respectively.

Note 4.   Maintenance and Repair

      The Partnership accrues maintenance and repair costs on damaged containers in depots. At June 30, 1998 and December 31, 1997, the amounts accrued were $118 and $80, respectively.

Note 5.   Warranty Claims

      During 1992 and 1995, the Partnership settled warranty claims against an equipment manufacturer relating to certain containers. The Partnership is amortizing the settlement amounts over the remaining estimated useful life of these containers (between seven and eight years), reducing maintenance and repair costs over that time. At June 30, 1998 and December 31, 1997, the unamortized portion of the settlement amount was $208 and $228, respectively.

Note 6.   Acquisition of Containers

      During the periods ended June 30, 1998 and 1997, the Partnership purchased containers with a cost of $539 and $3,181, respectively.

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

      In accordance with the Partnership Agreement, net earnings or losses and partnership distributions are allocated 1% to the General Partners and 99% to the limited partners, with the exception of gross income, as defined in the Partnership Agreement. Gross income is allocated to the General Partners to the extent that their capital accounts' deficits exceed the portion of syndication and offering costs allocated to them. On termination of the Partnership, the General Partners shall be allocated gross income equal to their allocations of syndication and offering costs.

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $120 and $240 of incentive management fees during both three- and
      six-month   periods  ended  June  30,  1998  and  1997.  The   Partnership
      capitalized $25 and $158 of equipment acquisition fees as part of container rental equipment costs during the six-month periods ended June 30, 1998 and 1997, respectively. No equipment liquidation fees were incurred during either period.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 1998 and December 31, 1997.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. During the three- and six-month periods ended June 30, 1998, these fees totaled $331 and $628, respectively, and $327 and $656 for the comparable periods in 1997. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. For the three- and six-month periods ended June 30, 1998, total general and administrative costs allocated to the Partnership were $268 and $573, of which $115 and $240 were for salaries. Total general and administrative costs allocated to the Partnership for the three- and six-month periods ended June 30, 1997 were $306 and $619 of which $168 and $329 were for salaries.

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. General and administrative costs allocated to the Partnership by TEM were $241 and $519 for the three- and six-month periods ended June 30, 1998 and were $262 and $537 for the comparable periods in 1997. TFS allocated $27 and $54 of general and administrative costs to the Partnership for the three- and six-month periods ended June 30, 1998 and $44 and $82 for the comparable periods in 1997.

      The General Partners or TAS may acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. In addition, the General Partners or TAS are entitled to an acquisition fee for any containers resold to the Partnership.

      At June 30, 1998 and December 31, 1997, due from affiliates, net is comprised of:

                                                            1998            1997
                                                            ----            ----
      Due from affiliates:
          Due from TEM................................... $  485          $  297
                                                           -----           -----

      Due to affiliates:
          Due to TFS.....................................     49              48
          Due to TAS.....................................      7              42
          Due to TCC.....................................     14              15
          Due to TL......................................      1               1
                                                           -----           -----
                                                              71             106
                                                           -----           -----
      Due from affiliates, net                            $  414          $  191
                                                           =====           =====

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM.

      It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest expense incurred on amounts due to the General Partners during the three- and six-month periods ended June 30, 1998 or 1997.

Note 8.   Rentals Under Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at June 30, 1998. Although the leases are generally cancelable at the end of each twelve-month period with a penalty, the following schedule assumes that the leases will not be terminated.

              Year ending June 30:

              1999.............................................          $   872
              2000.............................................               97
              2001.............................................               30
              2002.............................................               28
              2003.............................................               28
                                                                           -----

              Total minimum future rentals receivable..........           $1,055
                                                                           =====

Note 9.   Accounts Receivable Write-Off

      During the six-month period ending June 30, 1998, the Partnership wrote-off $680 of delinquent receivables from two lessees against which reserves were recorded in 1994 and 1995.

Note 10.   Redemptions

      The following redemption offerings were consummated by the Partnership during the six-month period ended June 30, 1997:

                                                          Units                   Average
                                                         Redeemed            Redemption Price           Amount Paid

            Balance at December 31, 1996.......           81,098                   $14.69                   $ 1,191

            Quarter ended:
                  March 31, 1997...............              375                   $10.43                         4
                                                          ------                                            -------

            Partnership to date................           81,473                   $14.67                   $ 1,195
                                                          ======                                            =======


      There were no redemptions during the six-month period ended June 30, 1998. The redemption price is fixed by formula.

Note 11.   Commitments

      At June 30, 1998, the Partnership has committed to purchase 15 new containers at an approximate total purchase price of $53 which includes acquisition fees of $3. These commitments were made to TAS which, as the contracting party, has in turn committed to purchase these containers on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three- and six-month periods ended June 30, 1998 and 1997. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From January 16, 1991 until May 4, 1992, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on February 11, 1991, and on May 4, 1992, the Partnership's offering of limited partnership interests was closed at $125,000.

From time to time, the Partnership redeems units from limited partners for a specified redemption value which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the managing general partner's discretion. All redemptions are subject to the managing general partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the six-month period ended June 30, 1998, the Partnership did not redeem any units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the six-month period ended June 30, 1998, the Partnership declared cash distributions to limited partners pertaining to the period from December 1997 through May 1998, in the amount of $5,706. These distributions represent a return of 9% on original capital (measured on an annualized basis) on each unit. On a cash basis, all of these distributions were from operations. On a GAAP basis, $3,067 of these distributions was a return of capital and the balance was from net earnings. Beginning with cash distributions to limited partners for the month of July 1998, payable August 1998, the Partnership will make distributions at an annualized rate of 8% on each unit. This reduction in the Partnership distribution rate is a result of the current market conditions, which are discussed in detail below.

At June 30, 1998, the Partnership had committed to purchase 15 new containers at an approximate total purchase price of $53, which includes acquisition fees of $3. At June 30, 1998, the Partnership had sufficient cash on hand to meet these commitments. In the event the Partnership decides not to purchase the containers, one of the General Partners or an affiliate of the General Partners will acquire the containers for its own account.

Net cash provided by operating activities for the six-month periods ending June 30, 1998 and 1997, was $6,560 and $6,149, respectively. The increase is primarily attributable to a decrease in accounts receivable, excluding write-off, during the six-month period ended June 30, 1998 compared to the equivalent period in 1997. Accounts receivable, excluding write-off, decreased primarily due to a decrease in the average collection period of accounts receivable and to the resolution of payment issues with one lessee.

For the six-month period ending June 30, 1998, net cash provided by investing activities (the purchase and sale of containers) was $870 compared to net cash used in investing activities of $2,606 for the comparable period in 1997. The difference of $3,476 is due to the Partnership having purchased more containers during the six-month period ended June 30, 1997 than in the comparable period in 1998, and due to the Partnership having sold more containers during the six-month period ended June 30, 1998 than in the comparable period in 1997. The General Partners believe that these differences reflect normal fluctuations in container sales and purchases. However, recent container purchases (reinvestment) are currently lower than anticipated due to the adverse effect of market conditions on cash available for reinvestment. Market conditions are discussed more fully under "Results of Operations". Consistent with its investment objectives, the Partnership intends to reinvest all or a significant amount of proceeds from future container sales in additional containers. However, due to the difference between sales proceeds and new container prices, the number of additional containers purchased may not equal the number of containers sold.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the six-month periods ended June 30, 1998 and 1997, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               1998        1997

                   Opening container fleet.................   31,342      30,605
                   Closing container fleet.................   30,719      31,542
                   Average container fleet.................   31,031      31,074


Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 80% and 77% on average during the six-month periods ended June 30, 1998 and 1997, respectively. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 1998 and 1997.

The Partnership's income from operations for the six-month periods ending June 30, 1998 and 1997 was $2,773 and $2,443, respectively, on rental income of $9,726 and $9,470, respectively. The increase in rental income of $256, or 3%, from the six-month period ended June 30, 1997 to the comparable period in 1998 was primarily attributable to an increase in other rental income which is discussed below. Income from container rentals, the major component of total revenue, decreased $124, or 1%. This decrease was primarily due to the decrease in average rental rates of 5%, offset by a decrease in leasing incentives of 29% and an increase in average on-hire (utilization) percentage of 4%.

Container utilization and rental rates declined during 1996 and 1997 primarily due to decreased demand for leased containers and increased competition. The decrease in demand for leased containers resulted from changes in the business of shipping line customers consisting primarily of (i) over-capacity resulting from the 1995 and 1996 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade;
(ii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers; and (iii) shipping lines reducing their ratio of leased versus owned containers by purchasing containers. This decreased demand, along with the entry of new leasing company competitors offering low container rental rates to shipping lines, resulted in downward pressure on rental rates, and caused leasing companies to offer higher leasing incentives and other discounts to shipping lines. Rental rates were also adversely affected by a drop in the purchase price of new containers which resulted in additional downward pressure on rental rates.

Average utilization for the three- and six month-periods ended June 30, 1998 was greater than the average utilization for the comparable periods in 1997. Despite the improvement in average utilization from the prior year, utilization has been slowly declining over the last six months. Rental rates have also been declining and average rental rates for the six-month period ended June 30, 1998 are lower than average rental rates for the same period in 1997. These decreases were offset by decreased leasing incentives during the six-month period ended June 30, 1998 as compared to the same period in 1997. The improvement in utilization over the prior year and overall improvement in leasing incentives is primarily due to increased demand in Asia. The weakening of many Asian currencies resulted in a significant increase in exports from Asia, which has created a strong demand for containers in certain locations. However, the weakening of these currencies has also lowered demand in Asia for imports from North America and Europe resulting in a lower demand for containers in these areas. For the near term, the General Partners do not foresee material changes in existing market conditions and caution that both utilization and rental rates could continue declining, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling and returning containers and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 1998, the total of these other rental income items was $1,209, an increase of $380 from the equivalent period in 1997. The primary component of this increase was an increase in location income of $411. Location income increased primarily due to a decrease in credits given to lessees for picking up containers from certain locations and due to the inclusion of certain credits received during 1997 and 1998 which had been previously applied against repositioning expense.

Direct container expenses increased $351, or 19%, from the six-month period ending June 30, 1997 to the equivalent period in 1998. The increase was primarily due to an increase in repositioning expense of $379. Repositioning expense increased primarily due to the removal of certain credits from repositioning costs to other rental income as discussed above and due to an increase in the average repositioning cost per container.

Bad debt expense decreased from an expense of $77 for the six-month period ended June 30, 1997 to a benefit of $202 for the comparable period ending June 30, 1998. The write-off of certain receivables that had reserves in excess of the receivable, due to insurance proceeds received, as well as to the resolution of payment issues with one lessee resulted in the benefit recorded in 1998.

Depreciation expense decreased $46, or 1%, from the six-month period ended June 30, 1997 to the comparable period in 1998 primarily due to the decrease in fleet size.

Management fees to affiliates decreased $28, or 3%, from the six-month period ended June 30, 1997 to the equivalent period in 1998, due to a decrease in equipment management fees. The decrease in equipment management fees was primarily due to an adjustment made to reduce fees resulting from the write-off of receivables for two lessees.

General and administrative costs to affiliates decreased $46, or 7%, from the six-month period ended June 30, 1997 to the comparable period in 1998 due to a decrease in overhead costs allocated by TFS and TEM.

Other income decreased from income of $13 for the six-month period ended June 30, 1997 to an expense of $74 for the comparable period in 1998. The decrease was due to an increase in loss on sale of containers.

Net earnings per limited partnership unit increased from $0.39 to $0.43 from the six-month period ending June 30, 1997 to the same period in 1998, reflecting the increase in net earnings allocated to limited partners from $2,396 to $2,639, for the same periods.


The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 1998 and 1997.

The Partnership's income from operations for the three-month periods ending June 30, 1998 and 1997 was $1,342 and $1,093, respectively, on rental income of $4,724 and $4,734, respectively. Income from container rentals, the major component of rental income, decreased $36, or 1%, primarily due to the decreases in fleet size and average rental rates of 2% and 5%, respectively, offset by a decrease in leasing incentives of 50% and an increase in utilization of 3%.

The balance of other rental income for the three-month period ended June 30, 1998 was $476, an increase of $26 from the comparable period in 1997. The primary component of this increase was an increase in location income of $79, offset by a decrease in handling income of $35. Location income increased primarily due to a decrease in credits given to lessees for picking up containers from certain locations and handling income decreased primarily due to the decrease in container movement.

Direct container expenses increased $18, or 2%, from the three-month period ending June 30, 1997 to the equivalent period in 1998. The increase was primarily due to an increase in repositioning expense of $109, offset by a decrease in storage expense of $94. Repositioning expense increased primarily due to an increase in the average repositioning cost per container, offset by a decrease in the number of containers repositioned. Storage expense decreased primarily due to the increase in utilization.

Bad debt expense decreased from an expense of $76 for the three-month period ended June 30, 1997 to a benefit of $103 for the comparable period in 1998. The benefit recorded in 1998 was primarily due to the resolution of payment issues with one lessee and due to lower reserve requirements.

Depreciation expense decreased $40, or 2% from the three-month period ended June 30, 1997 to the comparable period in 1998 due to the decrease in fleet size.

Management fees to affiliates were comparable for the three-month periods ended June 30, 1997 and 1998.

General and administrative costs to affiliates decreased $38, or 12%, from the three-month period ended June 30, 1997 to the comparable period in 1998 due to a decrease in overhead costs allocated by TFS and TEM.

Other expense increased $92, primarily due to an increase in loss on sale of containers of $106 from the three-month period ending June 30, 1997 to the equivalent period in 1998.

Net earnings per limited partnership unit increased from $0.17 to $0.19 from the three-month period ending June 30, 1997 to the same period in 1998, reflecting the increase in net earnings allocated to limited partners from $1,024 to $1,181, respectively.

Many computer systems may experience difficulty processing dates beyond the year 1999 and, as such, some computer hardware and software will need to be modified prior to the year 2000 to remain functional. Certain of the General Partners and Partnership's core internal systems where Year 2000 issues have been identified are currently being revised. Based on its initial evaluation, the Partnership and the General Partners do not believe that the cost of remedial actions relating to these systems will have a material adverse effect on the Partnership's results of operations and financial condition. Additionally, the Partnership and the General Partners are continuing their assessment of Year 2000 issues not related to their core systems, including issues surrounding systems that interface with external third parties. If external third party systems are not Year 2000 compliant, those external third parties may have difficulty conducting ordinary operations, which could adversely affect the General Partners and the Partnership.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 1998 which would result in such a risk materializing.

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


                                     TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                        The Managing General Partner



                                     By _______________________________
                                        John R. Rhodes
                                        Executive Vice President


Date:  August 13, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

________________________                 Executive Vice President,                      August 13, 1998
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 August 13, 1998
Philip K. Brewer                          Officer)


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


                                     TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                        The Managing General Partner



                                     By /s/John R. Rhodes
                                        -------------------------
                                        John R. Rhodes
                                        Executive Vice President


Date:  August 13, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date



/s/John R. Rhodes                        Executive Vice President,                      August 13, 1998
-------------------------                (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary



/s/Philip K. Brewer                      President (Principal Executive                 August 13, 1998
---------------------------              Officer)
Philip K. Brewer

