Form 10-Q
period 1999-09-30
TEXTAINER EQUIPMENT INCOME FUND III L P
filed 1999-11-12
CIK 866888

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 12, 1999


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund III, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 1999.

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


                For the quarterly period ended September 30, 1999


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 1999

Table of Contents
-------------------------------------------------------------------------------------------------------------------



                                                                                                               Page


Item 1.   Financial Statements

          Balance Sheets - September 30, 1999 (unaudited)
          and December 31, 1998.............................................................................    3


          Statements of Operations for the three and nine months
          ended September 30, 1999 and 1998 (unaudited).....................................................    4


          Statements of Partners' Capital for the nine months
          ended September 30, 1999 and 1998 (unaudited).....................................................    5


          Statements of Cash Flows for the nine months
          ended September 30, 1999 and 1998 (unaudited).....................................................    6


          Notes to Financial Statements (unaudited).........................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................   12




TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Balance Sheets

September 30, 1999 and December 31, 1998
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------------

                                                                               1999                   1998
                                                                         ---------------        ---------------
                                                                           (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of $40,889 (1998:  $40,147) (note 4)                    $        59,710        $        65,872
Cash                                                                              2,198                  3,455
Accounts receivable, net of allowance for doubtful
    accounts of $722 (1998: $439)                                                 3,821                  4,185
Due from affiliates, net (note 2)                                                   833                  1,041
Prepaid expenses                                                                      -                     26
                                                                         ---------------        ---------------

                                                                        $        66,562        $        74,579
                                                                         ===============        ===============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                     $           527        $           502
   Accrued liabilities                                                              185                     94
   Accrued recovery costs                                                           156                    116
   Accrued damage protection plan costs                                             415                    291
   Accrued maintenance and repair costs                                              82                     69
   Warranty claims                                                                  159                    188
   Deferred quarterly distributions                                                  97                     97
   Container purchases payable                                                      258                     56
                                                                         ---------------        ---------------

      Total liabilities                                                           1,879                  1,413
                                                                         ---------------        ---------------

Partners' capital:
   General partners                                                                   -                      -
   Limited partners                                                              64,683                 73,166
                                                                         ---------------        ---------------

      Total partners' capital                                                    64,683                 73,166
                                                                         ---------------        ---------------


                                                                        $        66,562        $        74,579
                                                                         ===============        ===============

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and nine months  ended  September  30,  1999 and 1998
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                            Three months        Three months         Nine months         Nine months
                                                                   Ended               Ended               Ended               Ended
                                                          Sept. 30, 1999      Sept. 30, 1998      Sept. 30, 1999      Sept. 30, 1998
                                                          --------------      --------------      --------------      --------------

Rental income                                            $        3,820      $        4,712      $       11,293      $       14,594
                                                          --------------      --------------      --------------      --------------

Costs and expenses:
   Direct container expenses                                      1,124               1,031               3,713               3,435
   Bad debt expense (benefit)                                        86                  (9)                316                (211)
   Depreciation                                                   1,524               1,661               4,678               5,030
   Write-down of containers (note 4)                                147                   -                 543                   -
   Professional fees                                                 33                  10                  52                  28
   Management fees to affiliates (note 2)                           373                 436               1,109               1,304
   General and administrative costs to affiliates (note 2)          159                 243                 626                 816
   Other general and administrative costs                            44                  47                 127                 126
                                                          --------------      --------------      --------------      --------------

                                                                  3,490               3,419              11,164              10,528
                                                          --------------      --------------      --------------      --------------

   Income from operations                                           330               1,293                 129               4,066
                                                          --------------      --------------      --------------      --------------

Other expense:
   Interest income                                                   30                  35                 119                  78
   Loss on sale of containers                                      (160)               (254)               (897)               (371)
                                                          --------------      --------------      --------------      --------------

                                                                   (130)               (219)               (778)               (293)
                                                          --------------      --------------      --------------      --------------

   Net earnings (loss)                                   $          200      $        1,074      $         (649)     $        3,773
                                                          ==============      ==============      ==============      ==============

Allocation of net earnings (loss) (note 2):
   General partners                                      $           27      $           28      $           80      $           88
   Limited partners                                                 173               1,046                (729)              3,685
                                                          --------------      --------------      --------------      --------------

                                                         $          200      $        1,074      $         (649)     $        3,773
                                                          ==============      ==============      ==============      ==============
Limited partners' per unit share
   of net earnings (loss)                                $         0.03      $         0.17      $        (0.12)     $         0.60
                                                          ==============      ==============      ==============      ==============

Limited partners' per unit share
   of distributions                                      $         0.41      $         0.43      $         1.24      $         1.35
                                                          ==============      ==============      ==============      ==============

Weighted average number of limited
   partnership units outstanding                              6,136,934           6,160,989           6,136,934           6,167,522
                                                          ==============      ==============      ==============      ==============



See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------

                                                               Partners' Capital
                                          ------------------------------------------------------------
                                              General                Limited                Total
                                          ---------------        ---------------       ---------------


Balances at January 1, 1998             $              -       $         80,438      $         80,438

Distributions                                        (88)                (8,351)               (8,439)

Redemptions                                            -                    (80)                  (80)

Net earnings                                          88                  3,685                 3,773
                                          ---------------        ---------------       ---------------

Balances at September 30, 1998          $              -       $         75,692      $         75,692
                                          ===============        ===============       ===============

Balances at January 1, 1999             $              -       $         73,166      $         73,166

Distributions                                        (80)                (7,597)               (7,677)

Redemptions (note 5)                                   -                   (157)                 (157)

Net loss                                              80                   (729)                 (649)
                                          ---------------        ---------------       ---------------

Balances at September 30, 1999          $              -       $         64,683      $         64,683
                                          ===============        ===============       ===============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                                     1999               1998
                                                                               ---------------    ---------------

Cash flows from operating activities:
     Net (loss) earnings                                                      $          (649)   $         3,773
     Adjustments to reconcile net (loss) earnings to
      net cash provided by operating activities:
         Depreciation                                                                   4,678              5,030
         Container write-down (note 4)                                                    543                  -
         Increase (decrease) in allowance for doubtful accounts,
             excluding write-off (note 6)                                                 283               (305)
         Loss on sale of containers                                                       897                371
         (Increase) decrease in assets:
            Accounts receivable, excluding write-off (note 6)                             164                995
            Due from affiliates, net                                                       35               (271)
            Prepaid expenses                                                               26                154
         Increase (decrease) in liabilities:
            Accounts payable and accrued liabilities                                      116                 37
            Accrued recovery costs                                                         40                (17)
            Accrued damage protection plan costs                                          124                (34)
            Accrued maintenance and repair costs                                           13                 70
            Warranty claims                                                               (29)               (30)
                                                                               ---------------    ---------------


            Net cash provided by operating activities                                   6,241              9,773
                                                                               ---------------    ---------------

Cash flows from investing activities:
     Proceeds from sale of containers                                                   3,517              2,101
     Container purchases                                                               (3,181)              (912)
                                                                               ---------------    ---------------

            Net cash provided by investing activities                                     336              1,189
                                                                               ---------------    ---------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                             (157)               (80)
    Distributions to partners                                                          (7,677)            (8,463)
                                                                               ---------------    ---------------

            Net cash used in financing activities                                      (7,834)            (8,543)
                                                                               ---------------    ---------------

Net (decrease) increase in cash                                                        (1,257)             2,419

Cash at beginning of period                                                             3,455                370
                                                                               ---------------    ---------------

Cash at end of period                                                         $         2,198   $          2,789
                                                                               ===============    ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the nine months ended September 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of September 30, 1999 and 1998, and December 31, 1998 and 1997, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1999 and 1998.

                                                                Sept. 30       Dec. 31         Sept. 30        Dec. 31
                                                                    1999          1998             1998           1997
                                                              -----------   -----------      -----------    -----------

Container purchases included in:
     Due to affiliates..............................                $  -          $ 16             $  -           $ 42
     Container purchases payable....................                 258            56              339            365

Distributions to partners included in:
     Due to affiliates..............................                   9             9                9             10
     Deferred quarterly distribution................                  97            97               98            121

Proceeds from sale of containers included in:
     Due from affiliates............................                 623           812              430            399

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1999 and 1998.

                                                                                                   1999           1998
                                                                                                   ----           ----

Container purchases recorded....................................................                 $3,367         $  844
Container purchases paid........................................................                  3,181            912

Distributions to partners declared..............................................                  7,677          8,439
Distributions to partners paid..................................................                  7,677          8,463

Proceeds from sale of containers recorded.......................................                  3,328          2,132
Proceeds from sale of containers received.......................................                  3,517          2,101


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months  ended  September  30,  1999 and 1998
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

      Textainer Equipment Income Fund III, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1990. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

      All adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1999, and the results of its operations, changes in partners' capital and cash flows for the three and nine-month periods ended September 30, 1999 and 1998, have been made.

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

Note 2.   Transactions with Affiliates

      Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership and is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners and are commonly owned by Textainer Group Holdings Limited (TGH). The General Partners also act in this capacity for other limited partnerships. Prior to its liquidation in October 1998, Textainer Acquisition Services Limited
      (TAS), a former affiliate of the General Partners, performed services related to the acquisition of containers outside the United States on behalf of the Partnership. Effective November 1998, these services are being performed by TEM. The General Partners manage the affairs of the Partnership.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS prior to its liquidation, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $160 and $40 of container acquisition fees as a component of container costs during the nine-month periods ended September 30, 1999 and 1998, respectively. The Partnership incurred $107 and $320 of incentive management fees during the three and nine-month periods ended September 30, 1999 and $107 and $347 during the equivalent periods in 1998, respectively. No equipment liquidation fees were incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at September 30, 1999 and December 31, 1998.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $266 and $789 during the three and nine-month periods ended September 30, 1999, respectively, and $329 and $957 for the comparable periods in 1998. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership for the three and nine-month periods ended September 30, 1999 and 1998 were as follows:

                                              Three months                 Nine months
                                             ended Sept. 30,             ended Sept. 30,
                                             ---------------             ---------------
                                             1999       1998             1999       1998
                                             ----       ----             ----       ----

          Salaries                           $ 93       $130             $342       $416
          Other                                66        113              284        400
                                              ---        ---              ---        ---
            Total general and
               administrative costs          $159       $243             $626       $816
                                              ===        ===              ===        ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership for the three and nine-month periods ended September 30, 1999 and 1998:

                                              Three months                 Nine months
                                             ended Sept. 30,             ended Sept. 30,
                                             ---------------             ---------------
                                             1999       1998             1999       1998
                                             ----       ----             ----       ----

         TEM                                 $140       $220             $558       $739
         TFS                                   19         23               68         77
                                              ---        ---              ---        ---
           Total general and
              administrative costs           $159       $243             $626       $816
                                              ===        ===              ===        ===

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

      At September 30, 1999 and December 31, 1998, due from affiliates, net is comprised of:

                                                                       1999            1998
                                                                       ----            ----
                Due from affiliates:
                         Due from TEM.......................         $  892         $ 1,087
                                                                       ----          ------

                Due to affiliates:
                         Due to TFS.........................             41              37
                         Due to TCC.........................             17               8
                         Due to TL..........................              1               1
                                                                       ----          ------
                                                                         59              46
                                                                       ----          ------

                Due from affiliates, net                             $  833         $ 1,041
                                                                       ====          ======

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses and fees described above and in the accrual and remittance of net rental revenues and sales proceeds from TEM.

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at September 30, 1999. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.

           Year ending September 30:

           2000.............................................           $1,140
           2001.............................................              179
           2002.............................................              172
           2003.............................................               85
           2004.............................................               45
                                                                        -----

           Total minimum future rentals receivable..........           $1,621
                                                                        =====

Note 4.   Container Rental Equipment Write-Down

      New container prices have been declining since 1995, and the cost of new containers at year-end 1998 and during 1999 was significantly less than the cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 1999 and December 31, 1998, and determined that a reduction to the carrying value of the containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. During the year ended December 31, 1998 and the nine-month period ended September 30, 1999, the Partnership wrote-down the value of these containers to their estimated fair value, which was based on recent sales prices.

      At December 31, 1998, the Partnership recorded a write-down of $349 on 930 containers identified for sale in low demand locations. During the nine-month period ended September 30, 1999, the Partnership recorded additional write-downs of $543 on 1,064 containers subsequently identified for sale in these locations and sold 1,206 previously written down containers for a loss of $259. The Partnership incurred losses on the sale of containers previously written down as the actual sales prices received during 1999 were lower than the estimates used for the write-downs recorded in 1998 and 1999, due to unexpected declines in container sales prices.

      If more containers in these or other locations are subsequently identified as available for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods.

Note 5.   Redemptions

      The following redemptions were consummated by the Partnership during the nine-month period ended September 30, 1999:

                                                          Units                Average
                                                        Redeemed           Redemption Price         Amount Paid
                                                        --------           ----------------         -----------

          Inception through December 31, 1998             96,140                $14.04                 $1,350

          Nine-month period ended:
                September 30, 1999...........             16,926                $ 9.27                    157
                                                          ------                                        -----


          Partnership to date................            113,066                $13.33                 $1,507
                                                         =======                                        =====

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and nine-month periods ended September 30, 1999 and 1998. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From January 16, 1991 until May 4, 1992, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on February 11, 1991, and on May 4, 1992, the Partnership's offering of limited partnership interests was closed at $125,000.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the managing general partner's discretion. All redemptions are subject to the managing general partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the nine-month period ended September 30, 1999, the Partnership redeemed 16,926 units for a total dollar amount of $157. The Partnership used excess cash to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited Partners are currently receiving monthly cash distributions in an annualized amount equal to 8.25% of their original investment. During the nine-month period ended September 30, 1999, the Partnership declared cash distributions to limited partners pertaining to the period from December 1998 through August 1999, in the amount of $7,597. On a cash basis, $6,241 of these distributions was from operating activities and the remainder was from excess cash. On a GAAP basis, all of these distributions were a return of capital. Beginning with cash distributions to limited partners for the month of October 1999, payable November 1999, the Partnership will make distributions at an annualized rate of 7% on each unit. This reduction is the result of current market conditions, which are discussed in detail below.

At  September  30,  1999,  the   Partnership  had  no  commitments  to  purchase
containers.

Net cash provided by operating activities for the nine-month periods ending September 30, 1999 and 1998, was $6,241 and $9,773, respectively. The decrease of $3,532 was primarily attributable to the decrease in net earnings, adjusted for non-cash transactions, and the smaller decrease in accounts receivable, excluding write-off, offset by the fluctuation in due from affiliates, net. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income which is discussed more fully in "Results of Operations". The decrease in accounts receivable, excluding write off, for the nine-month period ended September 30, 1999 was primarily due to the decrease in rental income. For the comparable period in 1998, accounts receivable, excluding write off, decreased primarily due to a decrease in the average collection period of accounts receivable and to the resolution of payment issues with one lessee. Fluctuations in due from affiliates, net result from timing differences in the payment of expenses and fees and the remittance of net rental revenues.

For the nine-month period ending September 30, 1999 and 1998, net cash provided by investing activities (the purchase and sale of containers) was $336 and $1,189, respectively. The decrease of $853 was primarily due to the Partnership purchasing more containers, offset by the Partnership selling more containers during the nine-month period ended September 30, 1999 than during the comparable period in 1998. The increase in container sales during 1999 was primarily due to the Partnership having sold containers located in low demand locations as discussed in "Results of Operations". Until market conditions improve, the Partnership plans to continue to sell certain containers located in low demand locations. The Partnership also sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition. Proceeds from container sales will fluctuate based on the number of containers sold and the actual price received on the sale.

Consistent with its investment objectives, the Partnership intends to continue to reinvest available cash from operations and all or a significant amount of the proceeds from container sales in additional containers. However, the number of additional containers purchased is not likely to equal the number of containers sold as new container prices are likely to be greater than proceeds from container sales. Market conditions have had an adverse effect on the average sales proceeds recently realized from container sales and have contributed to a lower than anticipated rate of reinvestment. Additionally, these market conditions are expected to continue to have an adverse effect on the amount of cash provided by operations that is available for additional container purchases, which has also contributed to a lower than anticipated reinvestment in containers. Market conditions are discussed more fully under "Results of Operations". A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the nine-month periods ended September 30, 1999 and 1998, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               1999        1998
                                                               ----        ----

                 Beginning container fleet...............     29,237      31,342
                 Ending container fleet..................     28,145      30,285
                 Average container fleet.................     28,691      30,814

The decline in the average container fleet of 7% from the nine-month period ended September 30, 1998 to the comparable period ended September 30, 1999 was due to the Partnership having sold more containers than it purchased since September 30, 1998. Although some of the sales proceeds were used to purchase additional containers, fewer containers were bought than sold, resulting in a net decrease in the size of the container fleet. As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold. This trend, which is expected to continue, has contributed to a slower rate of reinvestment than had been expected by the General Partners. Other factors related to this trend are discussed above in "Liquidity and Capital Resources."

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 70% and 79% during the nine-month periods ended September 30, 1999 and 1998, respectively. This decline in utilization, caused by lower demand, had a significant adverse effect on rental income as discussed below. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 1999 and 1998.

The Partnership's income from operations for the nine-month periods ended September 30, 1999 and 1998 was $129 and $4,066 on rental income of $11,293 and $14,594. The decrease in rental income of $3,301, or 23%, from the nine-month period ended September 30, 1998 to the comparable period in 1999 was attributable to decreases in container rental income and other rental income. Income from container rentals, the major component of total revenue, decreased $2,675, or 21%, due to the decreases in the average on-hire utilization of 11%, average container fleet of 7% and average rental rates of 4%. Rental income was also adversely affected by an increase in leasing incentives; however, the decline in utilization, which is discussed below, had the most significant adverse effect on rental income.

The decline in average utilization from the three and nine-month periods ended September 30, 1998 to the equivalent periods in 1999 was primarily due to lower demand for leased containers. Demand decreased primarily due to (i) shipping lines continuing to purchase rather than lease containers as a result of historically low new container prices and low interest rates and (ii) the growth of the trade imbalance with Asia. Rental rates have also declined as shipping lines continue to negotiate lower rates as a result of this lower demand and the historically low container prices.

The trade imbalance has been the primary cause of the continuing build-up of containers in lower demand locations. The General Partners have continued to reposition newer containers to higher demand locations in an effort to improve utilization and alleviate container build-up. Partially as a result of this effort, utilization has remained comparable during the first three quarters of 1999 and has been steadily increasing since August 1999. However, as a result of the repositioning effort, the Partnership continued to incur increased direct container expenses in 1999. For the near-term, the General Partners plan to continue this repositioning effort.

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

Because of the decision to sell certain containers during 1998 and 1999, the Partnership wrote down the value of these specifically identified containers to their estimated fair value, which was based on recent sales prices. Due to unanticipated declines in container sales prices, the actual sales prices received on these containers during 1999 were lower than the estimates used for the write-downs recorded in 1998 and 1999, resulting in the Partnership incurring losses upon the sale of these containers. The Partnership recorded additional write-downs during 1999 on previously written down containers and on certain other containers, which were identified as meeting the same criteria for sale. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate for or write-down the value of container rental equipment.

For the near term, the General Partners do not foresee material changes in existing market conditions and caution that utilization, lease rates and container sale prices could further decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations, less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended September 30, 1999, the total of these other rental income items was $1,295, a decrease of $626 from the equivalent period in 1998. Other rental income decreased primarily due to decreases in location and handling income of $583 and $87, respectively. Location income decreased primarily due to an increase in credits given to lessees for picking up containers from certain locations and a decrease in charges to lessees for dropping off containers in certain locations. Handling income decreased primarily due to a decrease in the average handling price charged per container during the nine-month period ended September 30, 1999 compared to the equivalent period in 1998. The decline in the average container fleet also contributed to these declines.

Direct container expenses increased $278, or 8%, from the nine-month period ending September 30, 1998 to the equivalent period in 1999, primarily due to increases in storage and DPP expenses of $397 and $299, respectively, offset by a decrease in repositioning expense of $205. Storage expense increased due to the decrease in average utilization noted above and due to an increase in the average storage cost per container. DPP expense increased primarily due increases in the number of containers carrying DPP, and due to increases in the average DPP cost per container in the nine-month period ended September 30, 1999 compared to the equivalent period in 1998. Repositioning expense decreased primarily due to a decrease in the number of containers repositioned.

Bad debt expense increased from a benefit of $211 for the nine-month period ended September 30, 1998 to an expense of $316 for the comparable period in 1999. The effect of insurance proceeds received during the nine-month period ended September 30, 1998 relating to certain receivables against which reserves had been recorded in 1994 and 1995 as well as the resolution of payment issues with one lessee during 1998 were primarily responsible for the benefit in 1998 and, therefore, the increase in bad debt expense between the periods.

Depreciation expense decreased $352, or 7%, from the nine-month period ended September 30, 1998 to the comparable period in 1999 due to the decrease in fleet size.

New container prices have been declining since 1995, and the cost of new containers at year-end 1998 and during 1999, was significantly less than the cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 1999 and December 31, 1998, and determined that a reduction to the carrying value of the containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. During the year ended December 31, 1998 and the nine-month period ended September 30, 1999, the Partnership wrote-down the value of these containers to their estimated fair value, which was based on recent sales prices.

At December 31, 1998, the Partnership recorded a write-down of $349 on 930 containers identified for sale in low demand locations. During the nine-month period ended September 30, 1999, the Partnership recorded additional write-downs of $543 on 1,064 containers subsequently identified for sale in these locations and sold 1,206 previously written down containers for a loss of $259. The Partnership incurred losses on the sale of containers previously written down as the actual sales prices received during 1999 were lower than the estimates used for the write-downs recorded in 1998 and 1999, due to unexpected declines in container sales prices.

If more containers in these or other locations are subsequently identified as available for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers.

Management fees to affiliates decreased $195, or 15%, from the nine-month period ended September 30, 1998 to the comparable period in 1999, due to decreases in equipment and incentive management fees. The decrease in equipment management fees resulted primarily from the decrease in rental income, upon which the management fee is primarily based, and these fees were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions and partners' capital, decreased primarily due to the decrease in the limited partner distribution percentage from 9.25% to 8.25%, effective July 1, 1998.

General and administrative costs to affiliates decreased $190, or 23%, from the nine-month period ended September 30, 1998 to the comparable period in 1999 primarily due to a decrease in the allocation of overhead costs from TEM as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other expense increased $485 from the nine-month period ended September 30, 1998 to the comparable period in 1999 primarily due to the increase of loss on sale of containers of $526. The loss on sale of containers recorded in the nine-month period ended September 30, 1999 was primarily due to the Partnership selling containers in low demand locations at lower average sales prices as discussed above and due to the loss recorded on the sale of containers previously written down.

Net earnings per limited partnership unit decreased from earnings of $0.60 for the nine-month period ending September 30, 1998 to a loss of $0.12 for the same period in 1999. This decrease reflected the decrease in net earnings allocated to limited partners from earnings of $3,685 to a loss of $729, respectively. The allocation of net earnings (loss) included a special allocation of gross income to the General Partners made in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 1999 and 1998.

The Partnership's income from operations for the three-month periods ended September 30, 1999 and 1998 was $330 and $1,293, respectively, on rental income of $3,820 and $4,712, respectively. The decrease in rental income of $892, or 19%, from the three-month period ended September 30, 1998 to the comparable period in 1999 was attributable to decreases in container rental income and other rental income. Income from container rentals decreased $875, or 21%, due to the decreases in the average on-hire utilization of 9%, average container fleet of 7%, and average rental rates of 6%. Leasing incentives also increased; however, the decline in utilization had the most significant adverse effect on rental income.

For the three-month period ended September 30, 1999, other rental income was $537, a decrease of $17 from the equivalent period in 1998. The decrease was primarily due to a decrease in location income of $44, partially offset by an increase in DPP income of $33. Location income decreased primarily due to a decrease in charges to lessees for dropping off containers in certain locations. DPP income increased due to an increase in the number of containers carrying DPP, offset by a lower average DPP price per container.

Direct container expenses increased $93, or 9% from the three-month period ending September 30, 1998 to the equivalent period in 1999, primarily due to the increases in storage and DPP expenses of $106 and $89, respectively, offset by a decrease in repositioning expense of $42. Storage expense increased due to the decrease in average utilization noted above and due to an increase in the average storage cost per container. DPP expense increased primarily due to a higher average DPP cost per container and to a greater number of containers covered by DPP. Repositioning expense decreased due to a decrease in the number of containers repositioned during the three-month period ended September 30, 1999 compared to the same period in 1998.

Bad debt expense increased from a benefit of $9 for the three-month period ended September 30, 1998 to an expense of $86 for the comparable period in 1999. The benefit recorded in 1998 was primarily due to lower reserve requirements.

Depreciation expense decreased $137, or 8%, from the three-month period ended September 30, 1998 to the comparable period in 1999 primarily due to the decrease in fleet size. During the three-month period ended September 30, 1999, the Partnership recorded a write-down of $147 relating to certain containers identified for sale as discussed above.

Management fees to affiliates decreased $63, or 14%, from the three-month period ended September 30, 1998 to the comparable period in 1999, due to the decrease in equipment management fees which resulted from the decrease in rental income.

General and administrative costs to affiliates decreased $84, or 35%, from the three-month period ended September 30, 1998 to the comparable period in 1999 primarily due to a decrease in the allocation of overhead costs from TEM.

Other expense decreased $89, or 41%, from the three-month period ended September 30, 1998 to the comparable period in 1999 primarily due to the decrease in loss on sale of containers of $94. This decrease was primarily due to the Partnership selling more containers previously reserved for during the three-month period ended September 30, 1999.

Net earnings per limited partnership unit decreased from $0.17 to $0.03 from the three-month period ending September 30, 1998 to the comparable period in 1999, reflecting the decrease in net earnings allocated to limited partners from $1,046 to $173, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners made in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 1999, which would result in such a risk materializing.

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


                                     TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By _______________________________
                                        Ernest J. Furtado
                                        Senior Vice President


Date:  November 12, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         November 12, 1999
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 November 12, 1999
John A. Maccarone                        Officer)


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


                                     TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By /s/Ernest J. Furtado
                                        _______________________________
                                        Ernest J. Furtado
                                        Senior Vice President


Date:      November 12, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

/s/Ernest J. Furtado                     Senior Vice President,                         November 12, 1999
----------------------------             (Principal Financial and
Ernest J. Furtado                        Accounting Officer) and
                                         Secretary



/s/John A. Maccarone                     President (Principal Executive                 November 12, 1999
-----------------------                  Officer)
John A. Maccarone
