Form 10-Q
period 2000-03-31
TEXTAINER EQUIPMENT INCOME FUND III L P
filed 2000-05-12
CIK 866888

TEXTAINER FINANCIAL SERVICES CORPORATION
                 650 California Street, 16th Floor
                       San Francisco, CA 94108


May 12, 2000


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund III, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 2000.

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


               For the quarterly period ended March 31, 2000


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

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2000

Table of Contents
-------------------------------------------------------------------------------------------------------------------


                                                                                                               Page


Item 1.   Financial Statements

          Balance Sheets - March 31, 2000 (unaudited)
          and December 31, 1999.............................................................................    3


          Statements of Earnings for the three months
          ended March 31, 2000 and 1999 (unaudited).........................................................    4


          Statements of Partners' Capital for the three months
          ended March 31, 2000 and 1999 (unaudited).........................................................    5


          Statements of Cash Flows for the three months
          ended March 31, 2000 and 1999 (unaudited).........................................................    6


          Notes to Financial Statements (unaudited).........................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................   12




TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Balance Sheets

March 31, 2000 and December 31, 1999
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------------
                                                                               2000                   1999
                                                                         ---------------        ---------------
                                                                           (unaudited)

Assets
Container rental equipment, net of accumulated
   depreciation of $40,964, (1999:  $40,469) (note 4)                  $         54,949       $         56,757
Cash                                                                              4,281                  3,355
Accounts receivable, net of allowance for doubtful
    accounts of $860, (1999: $756)                                                3,377                  3,857
Due from affiliates, net (note 2)                                                   739                    816
Prepaid expenses                                                                     12                     18
                                                                         ---------------        ---------------

                                                                       $         63,358       $         64,803
                                                                         ===============        ===============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                    $            464       $            432
   Accrued liabilities                                                              313                    286
   Accrued recovery costs                                                           174                    165
   Accrued damage protection plan costs                                             451                    436
   Warranty claims                                                                  139                    149
   Deferred quarterly distributions                                                  81                     81
   Container purchases payable                                                      487                    243
                                                                         ---------------        ---------------

      Total liabilities                                                           2,109                  1,792
                                                                         ---------------        ---------------

Partners' capital:
   General partners                                                                   -                      -
   Limited partners                                                              61,249                 63,011
                                                                         ---------------        ---------------

      Total partners' capital                                                    61,249                 63,011
                                                                         ---------------        ---------------


                                                                       $         63,358       $         64,803
                                                                         ===============        ===============

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Earnings

For the three months ended March 31, 2000 and 1999
(Amounts in thousands  except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------------------------

                                                              2000                     1999
                                                      -------------------       ------------------

Rental income                                         $            3,782        $           3,866

Costs and expenses:
      Direct container expenses                                      989                    1,043
      Bad debt expense                                               109                      173
      Depreciation                                                 1,443                    1,576
      Write-down of containers (note 4)                              162                      175
      Professional fees                                               18                        9
      Management fees to affiliates (note 2)                         355                      377
      General and administrative costs
        to affiliates (note 2)                                       183                      254
      Other general and administrative costs                          35                       41
                                                      -------------------       ------------------

                                                                   3,294                    3,648
                                                      -------------------       ------------------

      Income from operations                                         488                      218
                                                      -------------------       ------------------

Other expense:
      Interest income                                                 56                       47
      Loss on sale of containers                                    (131)                    (257)
                                                      -------------------       ------------------

                                                                     (75)                    (210)
                                                      -------------------       ------------------

      Net earnings                                    $              413        $               8
                                                      ===================       ==================

Allocation of net earnings (note 2):
      General partners                                $               23        $              27
      Limited partners                                               390                      (19)
                                                      -------------------       ------------------

                                                      $              413        $               8
                                                      ===================       ==================
Limited partners' per unit share
      of net earnings                                 $             0.06        $            0.00
                                                      ===================       ==================

Limited partners' per unit share
      of distributions                                $             0.35        $            0.41
                                                      ===================       ==================

Weighted average number of limited
      partnership units outstanding                            6,136,434                6,136,934
                                                      ===================       ==================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 2000 and 1999
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------

                                                               Partners' Capital
                                          ------------------------------------------------------------
                                             General                Limited                Total
                                          ---------------        ---------------       ---------------


Balances at January 1, 1999               $            -         $       73,16        $       73,166

Distributions                                        (27)               (2,534)               (2,561)

Redemptions (note 5)                                   -                  (157)                 (157)

Net earnings                                          27                   (19)                    8
                                          ---------------        ---------------       ---------------

Balances at March 31, 1999                $            -         $      70,456        $       70,456
                                          ===============        ===============       ===============

Balances at January 1, 2000               $            -         $      63,011        $       63,011

Distributions                                        (23)               (2,148)               (2,171)

Redemptions (note 5)                                   -                    (4)                   (4)

Net earnings                                          23                   390                   413
                                          ---------------        ---------------       ---------------

Balances at March 31, 2000                $            -         $      61,249        $       61,249
                                          ===============        ===============       ===============


See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 2000 and 1999
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------------

                                                                                       2000                1999
                                                                                 ----------------    ----------------

Cash flows from operating activities:
   Net earnings                                                                  $           413     $             8
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation                                                                      1,443               1,576
         Write-down of containers (note 4)                                                   162                 175
         Increase in allowance for doubtful accounts                                         104                 162
         Loss on sale of containers                                                          131                 257
         (Increase) decrease in assets:
            Accounts receivable                                                              414                 340
            Due from affiliates, net                                                         (82)                 50
            Prepaid expenses                                                                   6                   9
         Increase (decrease) in liabilities:
            Accounts payable and accrued liabilities                                          59                  39
            Accrued recovery costs                                                             9                  13
            Accrued damage protection plan costs                                              15                  (7)
            Warranty claims                                                                  (10)                (10)
                                                                                 ----------------    ----------------

            Net cash provided by operating activities                                      2,664               2,612
                                                                                 ----------------    ----------------
   Cash flows from investing activities:
     Proceeds from sale of containers                                                        804               1,210
     Container purchases                                                                    (367)               (837)
                                                                                 ----------------    ----------------

            Net cash provided by investing activities                                        437                 373
                                                                                 ----------------    ----------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                                  (4)               (157)
    Distributions to partners                                                             (2,171)             (2,560)
                                                                                 ----------------    ----------------

            Net cash used in financing activities                                         (2,175)             (2,717)
                                                                                 ----------------    ----------------

Net increase in cash                                                                         926                 268

Cash at beginning of period                                                                3,355               3,455
                                                                                 ----------------    ----------------

Cash at end of period                                                            $         4,281     $         3,723
                                                                                 ================    ================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the three months ended March 31, 2000 and 1999
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of March 31, 2000 and 1999, and December 31, 1999 and 1998, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2000 and 1999.


                                                               Mar. 31        Dec. 31          Mar. 31       Dec. 31
                                                                2000           1999             1999          1998
                                                             -----------    -----------    -------------    ----------

Container purchases included in:
     Due to affiliates..............................                $ (2)        $    -           $   44         $  16
     Container purchases payable....................                 487            243            1,178            56

Distributions to partners included in:
     Due to affiliates..............................                   8              8                9             9
     Deferred quarterly distributions................                 81             81               98            97

Proceeds from sale of containers included in:
     Due from affiliates............................                 440            601              544           812

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2000 and 1999.


                                                                                                    2000          1999
                                                                                                    ----          ----

Container purchases recorded......................................................                $  609        $1,987
Container purchases paid..........................................................                   367           837

Distributions to partners declared................................................                 2,171         2,561
Distributions to partners paid....................................................                 2,171         2,560

Proceeds from sale of containers recorded.........................................                   643           942
Proceeds from sale of containers received.........................................                   804         1,210

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The  carrying  values of  containers  transferred  during the three months ended
March 31, 2000 and 1999 were $38 and $35, respectively.

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 2000 and 1999
(Amounts in thousands  except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

      Textainer Equipment Income Fund III, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1990. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 2000 and December 31, 1999 and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 2000 and 1999, have been made.

      The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of December 31, 1999, in the Annual Report filed on Form 10-K.

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

      In accordance with the Partnership Agreement, sections 3.08 through 3.12, net earnings or losses and distributions are generally allocated 1% to the General Partners and 99% to the Limited Partners. If the allocation of distributions exceeds the allocation of net earnings and creates a deficit in the General Partners' aggregate capital account, the Partnership Agreement provides for a special allocation of gross income equal to the amount of the deficit to be made to the General Partners.

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $29 and $95 of container acquisition fees as a component of container costs during the three-month periods ended March 31, 2000 and 1999, respectively. For the three-month periods ended March 31, 2000 and 1999 the Partnership incurred incentive management fees of $90 and $107, respectively. No equipment liquidation fees were incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at March 31, 2000 and December 31, 1999.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $265 and $270 during the three-month periods ended March 31, 2000 and 1999, respectively. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three-month periods ended March 31, 2000 and 1999 were as follows:

                                                     2000         1999
                                                     ----         ----
                Salaries                             $ 98         $135
                Other                                  85          119
                                                      ---          ---
                  Total general and
                    administrative costs             $183         $254
                                                      ===          ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three-month periods ended March 31, 2000 and 1999:

                                                    2000         1999
                                                    ----         ----
                TEM                                 $158         $227
                TFS                                   25           27
                                                     ---          ---
                  Total general and
                     administrative costs           $183         $254
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


      At March 31, 2000 and December 31, 1999, due from affiliates, net is comprised of:


                                                            2000            1999
                                                            ----            ----


      Due from affiliates:
          Due from TEM...................................   $806            $864
                                                             ---             ---

      Due to affiliates:
          Due to TFS.....................................     41              34
          Due to TCC.....................................     25              13
          Due to TL......................................      1               1
                                                             ---             ---
                                                              67              48
                                                             ---             ---
      Due from affiliates, net                              $739            $816
                                                             ===             ===

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses and fees described above and in the accrual and remittance of net rental revenues and sales proceeds from TEM.

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future rent receivables under cancelable long-term operating leases at March 31, 2000. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.


           Year ending March 31:

           2001.............................................             $   669
           2002.............................................                 220
           2003.............................................                 109
           2004.............................................                  59
           2005.............................................                   5
                                                                           -----

           Total future rentals receivable..................              $1,062
                                                                           =====

Note 4.   Container Rental Equipment Write-Down

      New container prices have been declining since 1995, and the cost of new containers at year-end 1998, during 1999 and the beginning of 2000 was significantly less than the cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 1999 and March 31, 2000 for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell.

      During the three-month period ended March 31, 2000, the Partnership recorded a write-down of $162 on 259 containers identified for sale and sold 243 previously written down containers for a loss of $7. During the three-month period ended March 31, 1999, the Partnership recorded a write-down of $175 on 556 containers identified for sale and sold 375 previously written down containers for a loss of $110. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices. Additionally, the Partnership incurred losses of $124 and $147 on the sale of containers that had not been written-down during the three-months ended March 31, 2000 and 1999, respectively.

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

Note 5.   Redemptions

      The following redemptions were consummated by the Partnership during the three-month periods ended March 31, 1999 and 2000:

                                                           Units           Average
                                                         Redeemed      Redemption Price         Amount Paid
                                                       -----------     ----------------         -----------

         Total Partnership redemption as of
           December 31, 1998....................           96,140            $14.05              $1,350

         Quarter ended:
           March 31, 1999.......................           16,926            $ 9.28                 157
                                                          -------                               -------

         Partnership through March 31, 1999               113,066            $13.33              $1,507
                                                          =======                               =======

         Total Partnership  redemption as of
           December 31, 1999....................          113,066            $13.33              $1,507

         Quarter ended:
           March 31, 2000.......................              500            $ 7.50                   4
                                                          -------                               -------

         Partnership through March 31, 2000               113,566            $13.31              $1,511
                                                          =======                               =======

      The redemption price is fixed by formula.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three-month periods ended March 31, 2000 and 1999. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From January 16, 1991 until May 4, 1992, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on February 11, 1991 and on May 4, 1992 the Partnership's offering of limited partnership interest was closed at $125,000.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the three-month period ended March 31, 2000, the Partnership redeemed 500 units for a total dollar amount of $4. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital, cash flow from operations prior to its distribution to the partners and proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited partners are currently receiving monthly distributions in an annualized amount equal to 7% of their original investment. During the three-month period ended March 31, 2000, the Partnership declared cash distributions to limited partners pertaining to the period from December 1999 through February 2000, in the amount of $2,148. On a cash basis, all of these distributions were from current year operating activities. On a GAAP basis, $1,758 of these distributions was a return of capital and the balance was from net earnings.

At March 31, 2000, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the three-month periods ended March 31, 2000 and 1999 was $2,664 and $2,612, respectively. The increase of $52, or 2%, was primarily attributable to the increase in net earnings, adjusted for non-cash transactions and fluctuations in accounts receivable, partially offset by fluctuations in due from affiliates, net. Net earnings, adjusted for non-cash transactions, increased primarily due to the decline in direct container expenses, which is discussed more fully in "Results of Operations". The decreases in accounts receivable of $414 and $340 for the three-months ended March 31, 2000 and 1999, respectively, were primarily due to the decreases in rental income. The fluctuations in due from affiliates, net, resulted from timing differences in the payment of expenses and fees and the remittance of net rental revenues.

For the three-month period ended March 31, 2000, net cash provided by investing activities (the purchase and sale of containers) was $437 compared to $373 for the comparable period in 1999. Net cash provided by investing activities increased $64 due to the Partnership having purchased fewer containers during the three months ended March 31, 2000 than in the same period in 1999, partially offset by the Partnership having sold fewer containers during the three-month period ended March 31, 2000 than in the equivalent period in 1999. The General Partners believe that the fluctuation in container purchases reflect normal fluctuations in recent container purchases. The Partnership continued to sell containers in low demand locations (described below under "Results of Operations"); however there were fewer containers in these locations primarily as a result of previous sales efforts, which resulted in the decline in the number of containers sold. The sales prices received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. Until conditions improve in these low demand locations, the Partnership plans to continue to sell some of its containers in these locations. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition. Proceeds from container sales will fluctuate based on the number of containers sold and the actual price received on the sale. Sales proceeds will affect the rate of reinvestment in containers.

The rate of reinvestment is also affected by cash from operations available for reinvestment. Subject to the General Partners' discretion, cash from operations available for reinvestment is generally equal to cash provided by operating activities less distributions and redemptions paid. Distributions and redemptions are determined by the General Partners in accordance with the Partnership Agreement. Consistent with its investment objectives and subject to its distribution policy, the Partnership intends to continue to reinvest cash from operations available for reinvestment and all or a significant amount of the proceeds from container sales in additional containers. Market conditions have had and may continue to have an adverse effect on the amount of cash provided by operations that is available for the purchase of additional containers. Additionally, these market conditions have had an adverse effect on the average sales price recently realized from container sales. Furthermore, to the extent new containers are purchased with sales proceeds, they are not likely to equal the number of containers sold, as new container prices are likely to be greater than the average sales price of containers sold. These factors have contributed to a lower than anticipated rate of reinvestment. Market conditions are discussed more fully under "Results of Operations". A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the three-month periods ended March 31, 2000 and 1999, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                          2000            1999
                                                         ------          ------

         Beginning container fleet...............        27,225          29,237
         Ending container fleet..................        26,951          29,216
         Average container fleet.................        27,088          29,227

The decline in the average container fleet of 7% from the three-month period ended March 31, 1999 to the comparable period in 2000 was due to the Partnership having sold more containers than it purchased since March 31, 1999. Although some of the sales proceeds were used to purchase additional containers, fewer containers were bought than sold, resulting in a net decrease in the size of the container fleet. As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold. This trend, which is expected to continue, has contributed to a slower rate of reinvestment than had been expected by the General Partners. Other factors related to this trend are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 76% and 70% during the three-month periods ended March 31, 2000 and 1999, respectively. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 2000 and 1999.

The Partnership's income from operations for the three-month periods ended March 31, 2000 and 1999 was $488 and $218, respectively, on rental income of $3,782 and $3,866, respectively. The decrease in rental income of $84, or 2%, from the three-month period ended March 31, 1999 to the comparable period in 2000 was attributable to the decrease in container rental income, offset by the increase in other rental income. Income from container rentals decreased $93, or 3%, due to the decreases in the average container fleet of 7% and average rental rates of 6%, offset by the increase in average on-hire utilization of 9%.

The improvement in utilization was due to improvements in demand for leased containers and in the trade balance, primarily as a result of the improvement in certain Asian economies and a related increase in exports out of Europe. Additionally, the container surplus, which existed primarily as a result of the lower demand in the past several years, has eased as a result of container lessors selling older containers in low demand locations and as a result of the improvement in demand discussed above.

However, the trade imbalance between Asia and North America still exists, and as a consequence, the build-up of containers in North America persists. The Partnership has been unable to reposition a large number of newer containers to higher demand locations in Asia, primarily due to lack of available vessel capacity.

Additionally, the Partnership continues to sell some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during 1999 and 2000 were older containers as the expected economic benefit of continuing to own these containers was significantly less than that of newer containers primarily due to their shorter remaining marine life, the cost to reposition containers and the shipping lines' preference for leasing newer containers when demand is low.

Once the decision had been made to sell containers, the Partnership wrote down the value of these specifically identified containers to their estimated fair value, which was based on recent sales prices. Due to unanticipated declines in container sales prices, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until the trade balance between Asia and North America improves, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value on some or all of its container rental equipment.

The decline in the purchase price of new containers and the container surplus mentioned above have resulted in the decline in rental rates in recent years. However, as a result of the improvement in demand and slight increases in the purchase price of new containers, rental rates have stabilized during the first quarter of 2000.

The General Partners are cautiously optimistic that rental rates will remain stable and the current level of utilization will be maintained during 2000 and may improve if demand for leased containers and the trade balance continue to improve. However, the General Partners caution that utilization, lease rates and container sale prices could also decline, adversely affecting the Partnership's operating results.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the three-month period ended March 31, 2000, other rental income was $446, an increase of $9 from the equivalent period in 1999. The increase was primarily due to an increase in DPP income of $34, offset by a decrease in location income of $25. DPP income increased due to an increase in the number of containers carrying DPP, offset by a lower average DPP price per container. Location income decreased primarily due to a decrease in charges to lessees for dropping off containers in certain locations, offset by a decrease in credits granted to lessees for picking up containers from certain locations.

Direct container expenses decreased $54, or 5% from the three-month period ending March 31, 1999 to the equivalent period in 2000, primarily due to the decrease in storage expense of $158, offset by an increase in repositioning expense of $97. Storage expense decreased primarily due to the increase in average utilization noted above and a lower average storage cost per container. Repositioning expense increased due to an increase in the average repositioning cost per container and an increase in the number of containers repositioned during the three-month period ended March 31, 2000 compared to the same period in 1999.

Bad debt expense decreased $64 from the three-month period ended March 31, 1999 to the comparable period in 2000 primarily due to a smaller required increase to bad debt reserve in 2000.

Depreciation expense decreased $133, or 8%, from the three-month period ended March 31, 1999 to the comparable period in 2000 primarily due to the decrease in fleet size.

New container prices have been declining since 1995, and the cost of new containers at year-end 1998, during 1999 and the beginning of 2000 was significantly less than the cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 1999 and March 31, 2000 for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell.

During the three-month period ended March 31, 2000, the Partnership recorded a write-down of $162 on 259 containers identified for sale and sold 243 previously written down containers for a loss of $7. During the three-month period ended March 31, 1999, the Partnership recorded a write-down of $175 on 556 containers identified for sale and sold 375 previously written down containers for a loss of $110. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices. Additionally, the Partnership incurred losses of $124 and $147 on the sale of containers that had not been written-down during the three-months ended March 31, 2000 and 1999, respectively.

If more containers are subsequently identified as for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and /or may incur losses on the sale of containers.

Management fees to affiliates decreased $22, or 6%, from the three-month period ended March 31, 1999 to the comparable period in 2000, due to decreases in incentive and equipment management fees. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, decreased from $107 for the three-month period ended March 31, 1999 to $90 for the same period in 2000, primarily due to the decrease in the limited partner distribution percentage from 8.25% to 7% of partners' capital in October 1999. Equipment management fees, which are based primarily on gross revenue, decreased due to the decrease in rental income and were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $71, or 28%, from the three-month period ended March 31, 1999 to the comparable period in 2000 primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other expense decreased $135, or 64%, from the three-month period ended March 31, 1999 to the comparable period in 2000 primarily due to the decrease in loss on sale of containers of $126.

Net earnings per limited partnership unit increased from $0.00 to $0.06 from the three-month period ended March 31, 1999 to the same period in 2000, reflecting the increase in net earnings allocated to limited partners from $(19) to $390, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 2000, which would result in such a risk materializing.

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


Date:  May 12, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         May 12, 2000
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 May 12, 2000
John A. Maccarone                        Officer)




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


                                TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                                A California Limited Partnership

                                By Textainer Financial Services Corporation
                                The Managing General Partner



                                By /s/Ernest J. Furtado
                                   _____________________________
                                   Ernest J. Furtado
                                   Senior Vice President


Date:      May 12, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date


/s/Ernest J. Furtado
____________________________             Senior Vice President,                           May 12, 2000
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone
____________________________             President (Principal Executive                   May 12, 2000
John A. Maccarone                        Officer)
