Form 10-Q
period 2000-09-30
TEXTAINER EQUIPMENT INCOME FUND III L P
filed 2000-11-13
CIK 866888

TEXTAINER FINANCIAL SERVICES CORPORATION
                   650 California Street, 16th Floor
                       San Francisco, CA 94108


November 10, 2000


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund III, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 2000.

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


              For the quarterly period ended September 30, 2000


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 2000

Table of Contents
-------------------------------------------------------------------------------------------------------------------


                                                                                                             Page


Item 1.   Financial Statements

          Balance Sheets - September 30, 2000 (unaudited)
          and December 31, 1999..................................................................               3


          Statements of Operations for the three and nine months
          ended September 30, 2000 and 1999 (unaudited)..........................................               4


          Statements of Partners' Capital for the nine months
          ended September 30, 2000 and 1999 (unaudited)..........................................               5


          Statements of Cash Flows for the nine months
          ended September 30, 2000 and 1999 (unaudited)..........................................               6


          Notes to Financial Statements (unaudited)..............................................               8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..............................................................              12



TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Balance Sheets

September 30, 2000 and December 31, 1999
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------------

                                                                               2000                   1999
                                                                         ---------------        ---------------
                                                                           (unaudited)
Assets
Container rental equipment, net of accumulated
   depreciation of $41,856 (1999:  $40,469) (note 4)                    $        53,950        $        56,757
Cash                                                                              3,489                  3,355
Accounts receivable, net of allowance for doubtful
    accounts of $683 (1999: $756)                                                 3,298                  3,857
Due from affiliates, net (note 2)                                                   560                    816
Prepaid expenses                                                                      -                     18
                                                                         ---------------        ---------------

                                                                        $        61,297        $        64,803
                                                                         ===============        ===============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                     $           412        $           432
   Accrued liabilities                                                              368                    286
   Accrued recovery costs                                                           187                    165
   Accrued damage protection plan costs                                             297                    436
   Warranty claims                                                                  119                    149
   Deferred quarterly distributions                                                  80                     81
   Container purchases payable                                                    1,377                    243
                                                                         ---------------        ---------------

      Total liabilities                                                           2,840                  1,792
                                                                         ---------------        ---------------

Partners' capital:
   General partners                                                                   -                      -
   Limited partners                                                              58,457                 63,011
                                                                         ---------------        ---------------

      Total partners' capital                                                    58,457                 63,011
                                                                         ---------------        ---------------

                                                                        $        61,297        $        64,803
                                                                         ===============        ===============

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and nine months ended September 30, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                            Three months      Three months         Nine months         Nine months
                                                               Ended              Ended               Ended               Ended
                                                           Sept. 30, 2000    Sept. 30, 1999      Sept. 30, 2000       Sept. 30, 1999
                                                           --------------    ---------------     ---------------     ---------------

Rental income                                             $        3,761    $         3,820     $        11,367     $        11,293
                                                           --------------    ---------------     ---------------     ---------------

Costs and expenses:
   Direct container expenses                                         855              1,124               2,805               3,713
   Bad debt (benefit) expense                                        (26)                86                  17                 316
   Depreciation                                                    1,432              1,524               4,312               4,678
   Write-down of containers (note 4)                                 137                147                 450                 543
   Professional fees                                                  18                 33                  61                  52
   Management fees to affiliates (note 2)                            348                373               1,062               1,109
   General and administrative costs to
     affiliates (note 2)                                             199                159                 568                 626
   Other general and administrative costs                             39                 44                 117                 127
                                                           --------------    ---------------     ---------------     ---------------

                                                                   3,002              3,490               9,392              11,164
                                                           --------------     ---------------    ---------------     ---------------

   Income from operations                                            759                330               1,975                 129
                                                           --------------    ---------------     ---------------     ---------------

Other income (expense):
   Interest income                                                    63                 30                 192                 119
   Loss on sale of containers (note 4)                               (57)              (160)               (115)               (897)
                                                           --------------    ---------------     ---------------     ---------------

                                                                       6               (130)                 77                (778)
                                                           --------------    ---------------     ---------------     ---------------

    Net earnings (loss)                                   $          765    $           200     $         2,052     $          (649)
                                                           ==============    ===============     ===============     ===============

Allocation of net earnings (loss) (note 2):
   General partners                                       $           23    $            27     $            68     $            80
   Limited partners                                                  742                173               1,984                (729)
                                                           --------------    ---------------     ---------------     ---------------
                                                          $          765    $           200     $         2,052     $          (649)
                                                           ==============    ===============     ===============     ===============
Limited partners' per unit share
   of net earnings (loss)                                 $         0.12    $          0.03     $          0.32     $         (0.12)
                                                           ==============    ===============     ===============     ===============

Limited partners' per unit share
   of distributions                                       $         0.35    $          0.41     $          1.05     $          1.24
                                                           ==============    ===============     ===============     ===============

Weighted average number of limited
   partnership units outstanding                               6,123,513          6,136,934           6,132,127           6,136,934
                                                           ==============    ===============     ===============     ===============



See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------

                                                                Partners' Capital
                                           ------------------------------------------------------------
                                               General                Limited                Total
                                           ---------------       ----------------       ---------------


Balances at January 1, 1999               $             -       $         73,166       $        73,166

Distributions                                         (80)                (7,597)               (7,677)

Redemptions (note 5)                                    -                   (157)                 (157)

Net loss                                               80                   (729)                 (649)
                                           ---------------       ----------------       ---------------

Balances at September 30, 1999            $             -       $         64,683       $        64,683
                                           ===============       ================       ===============

Balances at January 1, 2000               $             -       $         63,011       $        63,011

Distributions                                         (68)                (6,440)               (6,508)

Redemptions (note 5)                                    -                    (98)                  (98)

Net earnings                                           68                  1,984                 2,052
                                           ---------------       ----------------       ---------------

Balances at September 30, 2000            $             -       $         58,457       $        58,457
                                           ===============       ================       ===============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                                    2000               1999
                                                                               -------------      -------------
Cash flows from operating activities:
   Net earnings (loss)                                                         $      2,052       $       (649)
   Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
         Depreciation                                                                 4,312              4,678
         Write-down of containers (note 4)                                              450                543
         (Decrease) increase in allowance for doubtful accounts                         (73)               283
         Loss on sale of containers                                                     115                897
         (Increase) decrease in assets:
            Accounts receivable                                                         706                164
            Due from affiliates, net                                                    (26)                35
            Prepaid expenses                                                             18                 26
         Increase (decrease) in liabilities:
            Accounts payable and accrued liabilities                                     62                129
            Accrued recovery costs                                                       22                 40
            Damage protection plan costs                                               (139)               124
            Warranty claims                                                             (30)               (29)
                                                                                ------------       ------------

            Net cash provided by operating activities                                 7,469              6,241
                                                                                ------------       ------------

Cash flows from investing activities:
     Proceeds from sale of containers                                                 2,336              3,517
     Container purchases                                                             (3,063)            (3,181)
                                                                                ------------       ------------

            Net cash (used in) provided by investing activities                        (727)               336
                                                                                ------------       ------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                            (98)              (157)
    Distributions to partners                                                        (6,510)            (7,677)
                                                                                ------------       ------------

            Net cash used in financing activities                                    (6,608)            (7,834)
                                                                                ------------       ------------

Net increase (decrease) in cash                                                         134             (1,257)

Cash at beginning of period                                                           3,355              3,455
                                                                                ------------       ------------

Cash at end of period                                                          $      3,489       $      2,198
                                                                                ============       ============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the nine months ended September 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of September 30, 2000 and 1999, and December 31, 1999 and 1998, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2000 and 1999.


                                                              Sept. 30       Dec. 31         Sept. 30        Dec. 31
                                                                2000           1999            1999           1998
                                                             -----------    -----------    -------------    ----------

Container purchases included in:
     Due to affiliates..............................            $   35          $   -           $   -           $  16
     Container purchases payable....................             1,377            243             258              56

Distributions to partners included in:
     Due to affiliates..............................                 7              8               9               9
     Deferred quarterly distributions...............                80             81              97              97

Proceeds from sale of containers included in:
     Due from affiliates............................               353            601             623             812

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2000 and 1999.

                                                                                                 2000            1999
                                                                                                 ----            ----

Container purchases recorded......................................................           $  4,232        $  3,367
Container purchases paid..........................................................              3,063           3,181

Distributions to partners declared................................................              6,508           7,677
Distributions to partners paid....................................................              6,510           7,677

Proceeds from sale of containers recorded.........................................              2,088           3,328
Proceeds from sale of containers received.........................................              2,336           3,517

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The  carrying  values of  containers  transferred  during the nine months  ended
September 30, 2000 and 1999 were $74 and $83, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months ended September 30, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

      Textainer Equipment Income Fund III, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1990. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 2000 and December 31, 1999 and the results of its operations, changes in partners' capital and cash flows for the nine-month periods ended September 30, 2000 and 1999, have been made.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $202 and $160 of container acquisition fees as a component of container costs during the nine-month periods ended September 30, 2000 and 1999, respectively. The Partnership incurred $90 and $271 of incentive management fees during the three and nine-month periods ended September 30, 2000 and $107 and $320 during the equivalent periods in 1999, respectively. No equipment liquidation fees were incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at September 30, 2000 and December 31, 1999.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $258 and $791 during the three and nine-month periods ended September 30, 2000, respectively, and $266 and $789, respectively, during the comparable periods in 1999. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three and nine-month periods ended September 30, 2000 and 1999 were as follows:

                                           Three months            Nine months
                                          ended Sept. 30,        ended Sept. 30,
                                         ----------------        ---------------
                                          2000       1999       2000        1999
                                          ----       ----       ----        ----

      Salaries                            $ 96       $ 93       $291        $342
      Other                                103         66        277         284
                                           ---        ---        ---         ---
      Total general and
          administrative costs            $199       $159       $568        $626
                                           ===        ===        ===         ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and nine-month periods ended September 30, 2000 and 1999:

                                            Three months          Nine months
                                          ended Sept.  30,      ended Sept.  30,
                                         -----------------     -----------------
                                          2000        1999      2000        1999
                                          ----        ----      ----        ----

      TEM                                 $165        $140      $482        $558
      TFS                                   34          19        86          68
                                           ---         ---       ---         ---
      Total general and
         administrative costs             $199        $159      $568        $626
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

      At September 30, 2000 and December 31, 1999, due from affiliates, net is comprised of:

                                                            2000            1999
                                                            ----            ----
      Due from affiliates:
         Due from TEM..........................             $644            $864
                                                             ---             ---

      Due to affiliates:
          Due to TFS...........................               39              34
          Due to TCC...........................               44              13
          Due to TL............................                1               1
                                                              --              --
                                                              84              48
                                                              --              --

      Due from affiliates, net                              $560            $816
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

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future rent receivables under cancelable long-term operating leases at September 30, 2000. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.

      Year ending September 30:

      2001............................................                    $1,329
      2002............................................                       919
      2003............................................                       792
      2004............................................                       650
      2005............................................                       608
                                                                           -----

      Total future rentals receivable.................                    $4,298
                                                                           =====

Note 4.   Container Rental Equipment Write-Down

      New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, the cost of new containers at year-end 1998, during 1999 and the first three quarters of 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2000 and 1999 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell.

      During the nine-month period ended September 30, 2000, the Partnership recorded a write-down of $450 on 677 containers identified for sale and sold 722 previously written down containers for a loss of $33. During the nine-month period ended September 30, 1999, the Partnership recorded additional depreciation of $543 on 1,064 containers identified for sale and sold 1,206 previously written down containers for a loss of $259. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices. Additionally, the Partnership recorded losses of $82 and $638 on the sale of containers that had not been written-down during the nine-months ended September 30, 2000 and 1999, respectively.

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

Note 5.   Redemptions

      The following redemptions were consummated by the Partnership during the nine-month periods ended September 30, 2000 and 1999:

                                                              Units             Average
                                                            Redeemed       Redemption Price          Amount Paid
                                                           ----------      ----------------         -------------
      Total Partnership redemption  as
      of December 31, 1998.....................               96,140            $14.04                 $1,350

       Quarter ended:
         March  31, 1999.......................               16,926            $ 9.27                    157
                                                             -------                                    -----


      Partnership through Sept. 30, 1999.......              113,066            $13.33                 $1,507
                                                             =======                                    =====



      Total Partnership  redemption as of
        December 31, 1999......................              113,066            $13.33                 $1,507

      Quarter ended:
        March 31, 2000.........................                  500            $ 7.50                      4
        September 30, 2000.....................               12,921            $ 7.26                     94
                                                             -------                                     ----

      Partnership through Sept. 30, 2000....                 126,487            $12.69                 $1,605
                                                             =======                                    =====


      The redemption price is fixed by formula.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and nine-month periods ended September 30, 2000 and 1999. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From January 16, 1991 until May 4, 1992, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on February 11, 1991 and on May 4, 1992 the Partnership's offering of limited partnership interest was closed at $125,000.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the nine-month period ended September 30, 2000, the Partnership redeemed 13,421 units for a total dollar amount of $98. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital, cash flow from operations prior to its distribution to the partners and proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited partners are currently receiving monthly distributions in an annualized amount equal to 7% of their original investment. During the nine-month period ended September 30, 2000, the Partnership declared cash distributions to limited partners pertaining to the period from December 1999 through August 2000, in the amount of $6,440. On a cash basis, all of these distributions were from current year operating activities. On a GAAP basis, $4,456 of these distributions was a return of capital and the balance was from net earnings.

At  September  30,  2000,  the   Partnership  had  no  commitments  to  purchase
containers.

Net cash provided by operating activities for the nine-month periods ended September 30, 2000 and 1999 was $7,469 and $6,241, respectively. The increase of $1,228, or 20%, was primarily attributable to the increase in net earnings, adjusted for non-cash transactions, and to fluctuations in accounts receivable, offset by the fluctuations in accrued damage protection plan costs. Net earnings, adjusted for non-cash transactions, increased primarily due to the decline in direct container expenses, which are discussed more fully in "Results of Operations". The decrease in accounts receivable of $706 during the nine-month period ended September 30, 2000 was primarily due to the decrease in the average collection period of accounts receivable. For the comparable period in 1999, accounts receivable decreased primarily due to the decline in rental income. The decline in accrued damage protection plan costs during the nine-month period ended September 30, 2000 was primarily due to a decrease in the number of units covered under the damage protection plan.

For the nine-month period ended September 30, 2000, net cash used in investing activities (the purchase and sale of containers) was $727 compared to net cash provided by investing activities of $336 for the comparable period in 1999. The increase in net cash used in investing activities of $1,063 was due to the decrease in proceeds from container sales, offset by a decrease in cash used for container purchases. Cash used for container purchases decreased as a result of timing differences in the accrual and payment of these purchases, even though the Partnership purchased more containers during the nine-month period ended September 30, 2000 than in the same period in 1999. The General Partners believe that the fluctuation in container purchases reflect normal fluctuations in recent container purchases. The Partnership continued to sell containers in low demand locations (described below under "Results of Operations"); however there were fewer low demand locations and fewer containers in these locations, primarily as a result of previous sales efforts, which resulted in the decline in the number of containers sold and consequently, the decline in proceeds from container sales. The sales prices received on container sales was comparable for both periods, however, these sales prices are lower than sales prices received in previous years as a result of current market conditions, which have adversely affected the value of used containers. Until conditions improve in these low demand locations, the Partnership plans to continue to sell some of its containers in these locations. The amount of these sales proceeds will affect how much the Partnership can reinvest in new containers.

The rate of reinvestment is also affected by cash from operations available for reinvestment which, like sales proceeds, has been adversely affected by market conditions. These market conditions have resulted in a slower than anticipated rate of reinvestment. Market conditions are discussed more fully under "Results of Operations." A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet. Furthermore, even with reinvestment, the Partnership is not likely to be able to replace all the containers it sells, since new container prices are usually higher than the average sales price for a used container.

Consistent with its investment objectives and subject to its distribution policy, the Partnership intends to continue to reinvest both cash from operations available for reinvestment and all, or a significant amount of, the proceeds from container sales in additional containers. Cash from operations available for reinvestment is generally equal to cash provided by operating activities, less distributions and redemptions paid, subject to the General Partners' authority to set all of these amounts (and modify reserves and working capital), as provided in the Partnership Agreement. The amount of sales proceeds available for reinvestment will fluctuate based on the number of containers sold and the sales price received. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the nine-month periods ended September 30, 2000 and 1999, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:


                                                          2000              1999
                                                          ----              ----

      Beginning container fleet...............          27,225            29,237
      Ending container fleet..................          27,343            28,145
      Average container fleet.................          27,284            28,691

The decline in the average container fleet of 5% from the nine-month period ended September 30, 1999 to the comparable period in 2000 was due to the Partnership having sold more containers than it purchased since September 30, 1999. Although some of the sales proceeds were used to purchase additional containers, fewer containers were bought than sold, resulting in a net decrease in the size of the container fleet. As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold. This trend, which is expected to continue, has contributed to a slower rate of reinvestment than had been expected by the General Partners.
Other factors related to this trend are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 78% and 70% during the nine-month periods ended September 30, 2000 and 1999, respectively. In addition, rental income is affected by daily rental rates, which have decreased between the periods, as described below.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 2000 and 1999.

The Partnership's income from operations for the nine-month periods ended September 30, 2000 and 1999 was $1,975 and $129, respectively, on rental income of $11,367 and $11,293, respectively. The increase in rental income of $74, or 1%, from the nine-month period ended September 30, 1999 to the comparable period in 2000 was attributable to the increase in container rental income, offset by the decrease in other rental income. Income from container rentals, the major component of total revenue, increased $273, or 3%, primarily due to the increase in average on-hire utilization of 11%, offset by the decreases in the average container fleet of 5% and average rental rates of 6%.

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

The decline in the purchase price of new containers and the container surplus mentioned above have resulted in the decline in rental rates in recent years. However, as a result of the improvement in demand and increases in the purchase price of new containers, rental rates have stabilized during the first three quarters of 2000.

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

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended September 30, 2000, other rental income was $1,096, a decrease of $199 from the equivalent period in 1999. The decrease was primarily due to decreases in DPP and location income of $103 and $78, respectively. DPP income decreased primarily due to a decrease in the number of containers covered under DPP. Location income decreased primarily due to the decrease in charges to lessees for dropping off containers in certain locations, offset by the decrease in credits granted to lessees for picking up containers from certain locations.

Direct container expenses decreased $908, or 24% from the nine-month period ending September 30, 1999 to the equivalent period in 2000, primarily due to decreases in storage, DPP and handling expenses of $553, $306 and $83, respectively, offset by an increase in repositioning expense of $99. Storage expense decreased primarily due to the increase in average utilization noted above and a lower average storage cost per container. DPP expense decreased primarily due to a decrease in the number of containers covered under DPP. Handling expense decreased due to a decline in container movement and a lower average handling cost per container. Repositioning expense increased due to the increase in the average repositioning cost due to the high demand for limited vessel capacity noted above, offset by a decline in the number of containers repositioned.

Bad debt expense decreased $299 from the nine-month period ended September 30, 1999 to the comparable period in 2000 primarily due to a smaller required increase to the bad debt reserve during the nine-month period ended September 30, 2000 than in the same period in 1999.

Depreciation expense decreased $366, or 8%, from the nine-month period ended September 30, 1999 to the comparable period in 2000 primarily due to the decrease in fleet size.

New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, the cost of new containers at year-end 1998, during 1999 and the first three quarters of 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2000 and 1999 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell.

During the nine-month period ended September 30, 2000, the Partnership recorded a write-down of $450 on 677 containers identified for sale and sold 722 previously written down containers for a loss of $33. During the nine-month period ended September 30, 1999, the Partnership recorded a write-down of $543 on 1,064 containers identified for sale and sold 1,206 previously written down containers for a loss of $259. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices. Additionally, the Partnership recorded losses of $82 and $638 on the sale of containers that had not been written-down during the nine-months ended September 30, 2000 and 1999, respectively.

If more containers are subsequently identified for sale or if container sales prices decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers.

Management fees to affiliates decreased $47, or 4%, from the nine-month period ended September 30, 1999 to the comparable period in 2000, primarily due to a decrease in incentive management fees of $49. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and initial partners' capital, decreased primarily due to the decrease in the limited partner distribution percentage from 8.25% to 7% of partners' capital in October 1999. Equipment management fees, which are based primarily on gross revenue, increased $2 due to the increase in rental income and were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $58, or 9%, from the nine-month period ended September 30, 1999 to the comparable period in 2000 primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other income increased from an expense of $778 for the nine-month period ended September 30, 1999 to income of $77 for the comparable period in 2000. The increase was primarily due to the decrease in loss on sale of containers of $782.

Net earnings (loss) per limited partnership unit increased from a loss of $0.12 for the nine months ended September 30, 1999 to earnings of $0.32 for the same period in 2000, reflecting the increase in net earnings (loss) allocated to limited partners from a loss of $729 to earnings of $1,984, respectively. The allocation of net earnings (loss) included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 2000 and 1999.

The Partnership's income from operations for the three-month periods ended September 30, 2000 and 1999 was $759 and $330, respectively, on rental income of $3,761 and $3,820, respectively. The decrease in rental income of $59, or 2%, from the three-month period ended September 30, 1999 to the comparable period in 2000 was attributable to the decrease in other rental income, offset by the increase in container rental income. Income from container rentals increased $217, or 7%, primarily due to the increase in average on-hire utilization of 13%, offset by the decreases in the average container fleet of 5% and average rental rates of 2%.

For the three-month period ended September 30, 2000, other rental income was $261, a decrease of $276 from the equivalent period in 1999. The decrease was primarily due to decreases in DPP and location income of $136 and $118. DPP income declined primarily due to a refund of $97 to one lessee as a result of the lessee canceling their DPP coverage in July, 2000. The Partnership also recorded a decrease in previously accured damage protection plan costs related to units on lease to this lessee as a result of this cancellation, resulting in a decrease to DPP expense of $160. Location income decreased primarily due to the increase in credits granted to lessees for picking up containers from certain locations and the decrease in charges to lessees for dropping off containers in certain locations.

Direct container expenses decreased $269, or 24% from the three-month period ending September 30, 1999 to the equivalent period in 2000, primarily due to decreases in DPP and storage expenses of $213 and $197, respectively, offset by an increase in repositioning expense of $165. DPP expense declined primarily due to the reduction in the DPP reserve as a result of a lessee canceling their DPP coverage as described above. Storage expense decreased primarily due to the increase in average utilization noted above and a lower average storage cost per container. Repositioning expense increased primarily due to an increase in the average cost of repositioning containers due to the high demand for limited vessel capacity noted above.

Bad debt expense decreased from an expense of $86 for the three-month period ended September 30, 1999 to a benefit of $26 for the comparable period in 2000. The benefit recorded for the three-month period ended September 30, 2000 was primarily due to an overall lower required reserve at September 30, 2000 than at June 30, 2000.

Depreciation expense decreased $92, or 6%, from the three-month period ended September 30, 1999 to the comparable period in 2000 primarily due to the decrease in fleet size.

During  the  three-month   periods  ended  September  30,  2000  and  1999,  the
Partnership recorded write-downs of $137 and $147, respectively on containers identified for sale. The decrease in the write-down of $10 was primarily due to fewer containers identified as for sale and requiring a reserve.

Management fees to affiliates decreased $25, or 7%, from the three-month period ended September 30, 1999 to the comparable period in 2000 due to a decrease in both incentive management and equipment management fees. Incentive management fees decreased primarily due to the decrease in the limited partner distribution percentage from 8.25% to 7% of partners' capital in October 1999. Equipment management fees decreased due to the decrease in rental income and were approximately 7% of rental income for both periods.

General and administrative costs to affiliates increased $40, or 25%, from the three-month period ended September 30, 1999 to the comparable period in 2000 primarily due to an increase in overhead costs allocated from TEM and TFS resulting from an increase in allocable costs.

Other income increased $136 from the three-month period ended September 30, 1999 to the comparable period in 2000. The increase was primarily due to the decrease in loss on sale of containers from $160 to $57.

Net earnings per limited partnership unit increased from $0.03 to $0.12 from the three-month period ended September 30, 1999 to the same period in 2000, reflecting the increase in net earnings allocated to limited partners from $173 to $742, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 2000, which would result in such a risk materializing.

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


Date: November 10, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:



Signature                                Title                                          Date

________________________                 Senior Vice President,                         November 10, 2000
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 November 10, 2000
John A. Maccarone                        Officer)


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


                                  TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                                  A California Limited Partnership

                                  By Textainer Financial Services Corporation
                                  The Managing General Partner



                                  By /s/Ernest J. Furtado
                                  ____________________________________
                                  Ernest J. Furtado
                                  Senior Vice President


Date: November 10, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


/s/Ernest J. Furtado
___________________________              Senior Vice President,                         November 10, 2000
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone
___________________________              President (Principal Executive                 November 10, 2000
John A. Maccarone                        Officer)

