Form 10-Q
period 2001-03-31
TEXTAINER EQUIPMENT INCOME FUND III L P
filed 2001-05-11
CIK 866888

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 11, 2001


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund III, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 2001.

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


               For the quarterly period ended March 31, 2001


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

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2001

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page


Item 1.   Financial Statements

          Balance Sheets - March 31, 2001
          and December 31, 2000 (unaudited).............................................                 3


          Statements of Operations for the three months
          ended March 31, 2001 and 2000 (unaudited).....................................                 4



          Statements of Partners' Capital for the three months
          ended March 31, 2001 and 2000 (unaudited).....................................                 5



          Statements of Cash Flows for the three months
          ended March 31, 2001 and 2000 (unaudited).....................................                 6



          Notes to Financial Statements (unaudited).....................................                 8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................................                12








TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Balance Sheets

March 31, 2001 and December 31, 2000
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                              2001                   2000
                                                                         ---------------        ---------------
Assets
Container rental equipment, net of accumulated
   depreciation of $42,891, (2000:  $42,262) (note 3)                    $       50,788         $       52,490
Cash                                                                              2,209                  2,875
Accounts receivable, net of allowance for doubtful
    accounts of $273, (2000: $465)                                                2,789                  2,993
Due from affiliates, net (note 2)                                                   406                    707
Prepaid expenses                                                                      9                     15
                                                                         ---------------        ---------------

                                                                         $       56,201         $       59,080
                                                                         ===============        ===============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $          604         $          492
   Accrued liabilities                                                              374                    398
   Accrued recovery costs                                                           204                    193
   Accrued damage protection plan costs                                             259                    279
   Warranty claims                                                                   99                    109
   Deferred quarterly distributions                                                  77                     79
   Container purchases payable                                                        -                    646
                                                                         ---------------        ---------------

      Total liabilities                                                           1,617                  2,196
                                                                         ---------------        ---------------

Partners' capital:
   General partners                                                                   -                      -
   Limited partners                                                              54,584                 56,884
                                                                         ---------------        ---------------

      Total partners' capital                                                    54,584                 56,884
                                                                         ---------------        ---------------


                                                                         $       56,201         $       59,080
                                                                         ===============        ===============

See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Operations

For the three months ended March 31, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
----------------------------------------------------------------------------------------------

                                                            2001                    2000
                                                      ----------------        ----------------
Rental income                                         $         3,373         $         3,782
                                                      ----------------        ----------------

Costs and expenses:
      Direct container expenses                                 1,336                     989
      Bad debt (benefit) expense                                  (20)                    109
      Depreciation                                              1,409                   1,443
      Write-down of containers (note 3)                            82                     162
      Professional fees                                            10                      18
      Management fees to affiliates (note 2)                      314                     355
      General and administrative costs
        to affiliates (note 2)                                    174                     183
      Other general and administrative costs                       40                      35
      Loss on sale of containers                                   96                     131
                                                      ----------------        ----------------

                                                                3,441                   3,425
                                                      ----------------        ----------------

      (Loss) income from operations                               (68)                    357
                                                      ----------------        ----------------

Other income:
      Interest income                                              36                      56
                                                      ----------------        ----------------

                                                                   36                      56
                                                      ----------------        ----------------

      Net (loss) earnings                             $           (32)        $           413
                                                      ================        ================

Allocation of net (loss) earnings (note 2):
      General partners                                $            22         $            23
      Limited partners                                            (54)                    390
                                                      ----------------        ----------------

                                                      $           (32)        $           413
                                                      ================        ================
Limited partners' per unit share
      of net (loss) earnings                          $         (0.01)        $          0.06
                                                      ================        ================

Limited partners' per unit share
      of distributions                                $          0.35         $          0.35
                                                      ================        ================

Weighted average number of limited
      partnership units outstanding                         6,100,776               6,136,434
                                                      ================        ================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 2001 and 2000
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------

                                                                 Partners' Capital
                                           -----------------------------------------------------------

                                               General               Limited                Total
                                           ---------------       ---------------       ---------------


Balances at January 1, 2000                $            -        $        63,011       $       63,011

Distributions                                         (23)                (2,148)              (2,171)

Redemptions (note 4)                                    -                     (4)                  (4)

Net earnings                                           23                    390                  413
                                           ---------------       ---------------       ---------------

Balances at March 31, 2000                 $            -        $        61,249       $       61,249
                                           ===============       ===============       ===============

Balances at January 1, 2001                $            -        $        56,884       $       56,884

Distributions                                         (22)                (2,137)              (2,159)

Redemptions (note 4)                                    -                   (109)                (109)

Net loss                                               22                    (54)                 (32)
                                           ---------------       ---------------       ---------------

Balances at March 31, 2001                 $            -        $        54,584       $       54,584
                                           ===============       ===============       ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 2001 and 2000
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                                     2001                2000
                                                                               ----------------    ---------------

Cash flows from operating activities:
   Net (loss) earnings                                                         $           (32)    $          413
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation                                                                    1,409              1,443
         Write-down of containers (note 3)                                                  82                162
         (Decrease) increase in allowance for doubtful accounts                           (192)               104
         Loss on sale of containers                                                         96                131
         (Increase) decrease in assets:
            Accounts receivable                                                            405                414
            Due from affiliates, net                                                       261                (82)
            Prepaid expenses                                                                 6                  6
         Increase (decrease) in liabilities:
            Accounts payable and accrued liabilities                                        88                 59
            Accrued recovery costs                                                          11                  9
            Accrued damage protection plan costs                                           (20)                15
            Warranty claims                                                                (10)               (10)
                                                                               ----------------    ---------------

            Net cash provided by operating activities                                    2,104              2,664
                                                                               ----------------    ---------------

Cash flows from investing activities:
     Proceeds from sale of containers                                                      529                804
     Container purchases                                                                (1,029)              (367)
                                                                               ----------------    ---------------

            Net cash (used in) provided by investing activities                           (500)               437
                                                                               ----------------    ---------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                              (109)                (4)
    Distributions to partners                                                           (2,161)            (2,171)
                                                                               ----------------    ---------------

            Net cash used in financing activities                                       (2,270)            (2,175)
                                                                               ----------------    ---------------

Net (decrease) increase in cash                                                           (666)               926

Cash at beginning of period                                                              2,875              3,355
                                                                               ----------------    ---------------

Cash at end of period                                                          $         2,209     $        4,281
                                                                               ================    ===============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the three months ended March 31, 2001 and 2000
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of March 31, 2001 and 2000, and December 31, 2000 and 1999, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2001 and 2000.


                                                               Mar. 31       Dec. 31          Mar. 31        Dec. 31
                                                                2001           2000            2000           1999
                                                             -----------    -----------    -------------    ----------
Container purchases included in:
     Due to (from) affiliates.......................              $   1          $  -           $   (2)       $    -
     Container purchases payable....................                  -           646              487           243

Distributions to partners included in:
     Due to affiliates..............................                  8             8                8             8
     Deferred quarterly distributions...............                 77            79               81            81

Proceeds from sale of containers included in:
     Due from affiliates............................                242           281              440           601

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2001 and 2000.


                                                                                                  2001          2000
                                                                                                  ----          ----

Container purchases recorded......................................................              $  384        $  609
Container purchases paid..........................................................               1,029           367

Distributions to partners declared................................................               2,159         2,171
Distributions to partners paid....................................................               2,161         2,171

Proceeds from sale of containers recorded.........................................                 490           643
Proceeds from sale of containers received.........................................                 529           804

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The  carrying  values of  containers  transferred  during the three months ended
March 31, 2001 and 2000 were $9 and $38, respectively.

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

      Textainer Equipment Income Fund III, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1990. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 2001 and December 31, 2000 and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 2001 and 2000, have been made.

      The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of and for the year ended December 31, 2000, in the Annual Report filed on Form 10-K.

      Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Certain reclassifications, not affecting net earnings, have been made to prior year amounts in order to conform to the 2001 financial statement presentation.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $18 and $29 of container acquisition fees as a component of container costs during the three-month periods ended March 31, 2001 and 2000, respectively. For both the three-month periods ended March 31, 2001 and 2000 the Partnership incurred incentive management fees of $90. No equipment liquidation fees were incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at March 31, 2001 and December 31, 2000.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $224 and $265 during the three-month periods ended March 31, 2001 and 2000, respectively. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain  indirect  general  and  administrative  costs such  as  salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership.
      These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three-month periods ended March 31, 2001 and 2000 were as follows:

                                                    2001          2000
                                                    ----          ----
                Salaries                            $ 99          $ 98
                Other                                 75            85
                                                     ---           ---
                  Total general and
                    administrative costs            $174          $183
                                                     ===           ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three-month periods ended March 31, 2001 and 2000:

                                                    2001          2000
                                                    ----          ----
                TEM                                 $151          $158
                TFS                                   23            25
                                                     ---           ---
                  Total general and
                     administrative costs           $174          $183
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


      At  March 31, 2001 and December  31, 2000,   due   from affiliates, net is
      comprised of:


                                                           2001            2000
                                                           ----            ----
      Due from affiliates:
        Due from TEM..............................         $471            $755
                                                            ---             ---

      Due to affiliates:
         Due to TFS...............................           37              36
         Due to TCC...............................           27              11
         Due to TL................................            1               1
                                                            ---             ---
                                                             65              48
                                                            ---             ---

      Due from affiliates, net                             $406            $707
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

Note 3.   Container Rental Equipment Write-Down

      New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in the beginning of 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2001 and 2000 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the three-month periods ended March 31, 2001 and 2000, the Partnership recorded write-down expenses of $82 and $162, respectively, on 160 and 259 containers identified as for sale and requiring a reserve. At March 31, 2001 and 2000, the net book value of containers identified as for sale was $622 and $765, respectively.

      The Partnership sold 96 of these previously written down containers for a loss of $10 during the three-month period ended March 31, 2001 and sold 243 previously written down containers for a loss of $7 during the same period in 2000. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices.

      The Partnership also sold containers that had not been written down and recorded losses of $86 and $124 during the three-months ended March 31, 2001 and 2000, respectively.

      If more containers are subsequently identified for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

Note 4.   Redemptions

      The following redemptions were consummated by the Partnership during the three-month periods ended March 31, 2000 and 2001:

                                                          Units               Average
                                                        Redeemed          Redemption Price         Amount Paid
                                                       ----------         -----------------        -----------

       Total Partnership redemption as of
           December 31, 1999.....................        113,066                $13.33               $ 1,507

       Quarter ended:
             March 31, 2000......................            500                $ 7.50                     4
                                                         -------                                      ------


       Partnership through March 31, 2000                113,566                $13.31               $ 1,511
                                                         =======                                      ======



       Total Partnership  redemption as of
         December 31, 2000.......................        135,538                $12.34               $ 1,673

       Quarter ended:
             March 31, 2001......................         13,686                $ 8.00                   109
                                                         -------                                      ------


       Partnership through March 31, 2001                149,224                $11.94               $ 1,782
                                                         =======                                      ======

      The redemption price is fixed by formula.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three-month periods ended March 31, 2001 and 2000. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From January 16, 1991 until May 4, 1992, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on February 11, 1991 and on May 4, 1992 the Partnership's offering of limited partnership interest was closed at $125,000.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the three-month period ended March 31, 2001, the Partnership redeemed 13,686 units for a total dollar amount of $109. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital, cash flow from operations prior to its distribution to the partners and proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited partners are currently receiving monthly distributions in an annualized amount equal to 7% of their original investment. During the three-month period ended March 31, 2001, the Partnership declared cash distributions to limited partners pertaining to December 2000 through February 2001 in the amount of $2,137. On a cash basis, $1,973 of these distributions was from current year operating activities and the remainder was from cash provided by previous years' operations that had not been distributed or used to purchase containers or redeem units. On a GAAP basis, all of these distributions were a return of capital. If existing market conditions persist or if market conditions further decline, the Partnership may reduce its distribution payments.

At March 31, 2001, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the three-month periods ended March 31, 2001 and 2000 was $2,104 and $2,664, respectively. The decrease of $560, or 21%, was primarily attributable to the decrease in net earnings, adjusted for non-cash transactions, partially offset by fluctuations in due from affiliates, net. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decline in rental income and the increase in direct container expenses. These fluctuations are discussed more fully in "Results of Operations". The fluctuations in due from affiliates, net, resulted from timing differences in the payment of expenses and fees and the remittance of net rental revenues and sales proceeds.

For the three-month period ended March 31, 2001, net cash used in investing activities (the purchase and sale of containers) was $500 compared to net cash provided by investing activities of $437 for the comparable period in 2000. Net cash used in investing activities increased $937 due to the increase in cash used for container purchases and the decrease in proceeds from container sales. Cash used for container purchases increased as a result of timing differences in the accrual and payment of these purchases even though the Partnership purchased fewer containers during the three months ended March 31, 2001 than in the same period in 2000. The decline in proceeds from container sales was due to the Partnership selling containers at a lower average sales price and due to the Partnership having sold fewer containers during the three-month period ended March 31, 2001 than in the equivalent period in 2000. The sales prices received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. Until conditions improve, the Partnership plans to continue to sell some of its containers in low demand locations. The number of containers sold, both in low demand locations and elsewhere, as well as the amount of sales proceeds, will affect how much the Partnership can reinvest in new containers.

Consistent with its investment objectives and subject to its distribution policy, the Partnership intends to continue to reinvest both cash from operations available for reinvestment and all, or a significant amount of, the proceeds from container sales in additional containers. Cash from operations available for reinvestment is generally equal to cash provided by operating activities, less distributions and redemptions paid, which are subject to the General Partners' authority to set these amounts (and modify reserves and working capital), as provided in the Partnership Agreement. The amount of sales proceeds will fluctuate based on the number of containers sold and the sales price received. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition.

Both cash from operations available for reinvestment and sales proceeds have been adversely affected by market conditions. These market conditions have resulted in a slower than anticipated rate of reinvestment. Market conditions are discussed more fully under "Results of Operations." A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet. Furthermore, even with reinvestment, the Partnership is not likely to be able to replace all the containers it sells, since new container prices are usually higher than the average sales price for a used container.


Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the three-month periods ended March 31, 2001 and 2000, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                            2001            2000
                                                            ----            ----

          Beginning container fleet...............        27,152          27,225
          Ending container fleet..................        26,857          26,951
          Average container fleet.................        27,005          27,088

The slight decline in the average container fleet from the three-month period ended March 31, 2000 to the comparable period in 2001 was primarily due to sales of containers. Although sales proceeds were used to purchase additional containers, fewer containers were bought than sold as used container sales prices were lower than new container prices. The Partnership's primary source of funds for container purchases is these sales proceeds. The rate of decline in average fleet size will fluctuate due to timing differences in the purchase and sale of containers and fluctuations in container sale and purchase prices during these periods.

As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold, resulting in the continuing decline in the average container fleet. This trend is expected to continue. Other factors related to this trend are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 71% and 76% during the three-month periods ended March 31, 2001 and 2000, respectively. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 2001 and 2000.

The Partnership's (loss) income from operations for the three-month periods ended March 31, 2001 and 2000 was ($68) and $357, respectively, on rental income of $3,373 and $3,782, respectively. The decrease in rental income of $409, or 11%, from the three-month period ended March 31, 2000 to the comparable period in 2001 was attributable to the decreases in container rental income and other rental income. Income from container rentals, the major component of total revenue, decreased $342 or 10%, primarily due to the decrease in average on-hire utilization of 7%.

In the fourth quarter of 2000, utilization began to decline and has continued to decline through the first quarter of 2001. This decline was primarily due to lower overall demand for leased containers as a result of the slowing United States economy and the resulting decline in exports out of Asia. The price of new containers also declined in 2001, reflecting, in part, lower demand for containers.

As a result of the lower demand, the trade imbalance between Asia and North America has eased and vessel capacity has become available. During the first quarter of 2001, the Partnership was able to reposition a large amount of newer containers from low demand locations in North America to higher demand locations in Asia. As a consequence, the build-up of containers in North America, which persisted in the past several years, has significantly eased.

Nevertheless, the Partnership continues to sell some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during 2000 and 2001 were older containers as the expected economic benefit of continuing to own these containers was significantly less than that of newer containers primarily due to their shorter remaining marine life, the cost to reposition containers and the shipping lines' preference for leasing newer containers when demand is low.

Once the decision had been made to sell containers, the Partnership wrote down the value of these specifically identified containers to their estimated fair value, which was based on recent sales prices. Due to unanticipated declines in container sales prices, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value of some or all of its container rental equipment.

Despite the declines in demand for leased containers and new container sales prices discussed above, the stabilization of rental rates, which began during 2000, has continued into the first quarter of 2001. Although the General Partners do not foresee material changes in existing market conditions for the near term, they are cautiously optimistic that lease rates may remain stable and utilization may stabilize or improve slightly as the peak shipping season begins.

However, the General Partners caution that demand for leased containers could decline further and result in a decline in lease rates and further declines in utilization and container sale prices, adversely affecting the Partnership's operating results.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the three-month period ended March 31, 2001, other rental income was $379, a decrease of $67 from the equivalent period in 2000. The decrease was primarily due to decreases in DPP and handling income of $36, and $23, respectively. DPP income decreased due to a decrease in the number of containers carrying DPP, offset by an increase in the average DPP price charged per container. Handling income decreased primarily due to a decrease in container movement and in the average handling price charged per container.

Direct container expenses increased $347, or 35% from the three-month period ending March 31, 2000 to the equivalent period in 2001, primarily due to increases in repositioning and storage expenses of $234 and $106, respectively. Repositioning expense increased due to an increase in the number of containers repositioned during the three-month period ended March 31, 2001 compared to the same period in 2000. Storage expense increased due to the decrease in average utilization noted above and a higher average storage cost per container.

Bad debt expense decreased from an expense of $109 from the three-month period ended March 31, 2000 to a benefit of $20 for the comparable period in 2001 primarily due to a smaller required reserve during the three-month period ended March 31, 2001 than in the same period in 2000.

Depreciation expense decreased $34, or 2%, from the three-month period ended March 31, 2000 to the comparable period in 2001 primarily due to the decrease in fleet size.

New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in the beginning of 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2001 and 2000 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the three-month periods ended March 31, 2001 and 2000, the Partnership recorded write-down expenses of $82 and $162, respectively, on 160 and 259 containers identified as for sale and requiring a reserve. At March 31, 2001 and 2000, the net book value of containers identified as for sale was $622 and $765, respectively.

The Partnership sold 96 of these previously written down containers for a loss of $10 during the three- month period ended March 31, 2001 and sold 243 previously written down containers for a loss of $7 during the same period in 2000. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices.

The Partnership also sold containers that had not been written down and recorded losses of $86 and $124 during the three-months ended March 31, 2001 and 2000, respectively.

If more containers are subsequently identified for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

Management fees to affiliates decreased $41, or 12%, from the three-month period ended March 31, 2000 to the comparable period in 2001, due to the decrease in equipment management fees. The decrease in equipment management fees, which are based primarily on gross revenue, resulted from the decrease in rental income and were approximately 7% of rental income for both periods. Incentive management fees were comparable at $90 during both the three-month periods ended March 31, 2001 and 2000.

General and administrative costs to affiliates decreased $9, or 5%, from the three-month period ended March 31, 2000 to the comparable period in 2001 primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Loss on sale of containers decreased $35 or 27% from the three-month period ended March 31, 2000 to the comparable period in 2001. The decrease was primarily due to the Partnership selling fewer containers and incurring lower average losses on the sale of these containers during the three-month period ended March 31, 2001 than in the same period in 2000.

Net loss/earnings per limited partnership unit decreased from earnings of $0.06 to a loss of $0.01 from the three-month period ended March 31, 2000 to the same period in 2001, reflecting the decrease in net earnings allocated to limited partners from earnings of $390 to a loss of $54, respectively. The allocation of net loss/earnings for the three-month periods ended March 31, 2001 and 2000 included a special allocation of gross income to the General Partners of $22 and $19, respectively, in accordance with the Partnership Agreement.

Risk Factors and Forward Looking Statements

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 2001, which would result in such a risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning containers after they come off-lease, the risk of an uninsured loss, including bad debt, increases in maintenance expenses or other costs of operating the containers, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Risk Factors" in the Partnership's Prospectus, as supplemented, for additional information on risks of the Partnership's business.

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


Date:  May 11, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         May 11, 2001
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 May 11, 2001
John A. Maccarone                        Officer)




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


                               TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                               A California Limited Partnership

                               By Textainer Financial Services Corporation
                               The Managing General Partner



                               By /s/Ernest J. Furtado
                                  _____________________________________
                                  Ernest J. Furtado
                                  Senior Vice President

Date:      May 11, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date


/s/Ernest J. Furtado
____________________________             Senior Vice President,                         May 11, 2001
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone
____________________________             President (Principal Executive                 May 11, 2001
John A. Maccarone                        Officer)

