Form 10-Q
period 2001-06-30
TEXTAINER EQUIPMENT INCOME FUND III L P
filed 2001-08-10
CIK 866888

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 10, 2001


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund III, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 2001.

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


                   For the quarterly period ended June 30, 2001


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2001

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page


Item 1.   Financial Statements

          Balance Sheets - June 30, 2001
          and December 31, 2000 (unaudited).....................................................         3



          Statements of Operations for the three and six months
          ended June 30, 2001 and 2000 (unaudited)..............................................         4



          Statements of Partners' Capital for the six months
          ended June 30, 2001 and 2000 (unaudited)..............................................         5



          Statements of Cash Flows for the six months
          ended June 30, 2001 and 2000 (unaudited)..............................................         6



          Notes to Financial Statements (unaudited).............................................         8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................................        12



TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 2001 and December 31, 2000
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                               2001                   2000
                                                                         ---------------        ---------------
Assets
Container rental equipment, net of accumulated
   depreciation of $43,427, (2000:  $42,262) (note 3)                    $       49,089         $       52,490
Cash                                                                              1,917                  2,875
Accounts receivable, net of allowance for doubtful
   accounts of $234, (2000: $465)                                                 2,354                  2,993
Due from affiliates, net (note 2)                                                   379                    707
Prepaid expenses                                                                      4                     15
                                                                         ---------------        ---------------

                                                                         $       53,743         $       59,080
                                                                         ===============        ===============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $          607         $          492
   Accrued liabilities                                                              212                    398
   Accrued recovery costs                                                           220                    193
   Accrued damage protection plan costs                                             211                    279
   Warranty claims                                                                   89                    109
   Deferred quarterly distributions                                                  77                     79
   Container purchases payable                                                        9                    646
                                                                         ---------------        ---------------

      Total liabilities                                                           1,425                  2,196
                                                                         ---------------        ---------------

Partners' capital:
   General partners                                                                   -                      -
   Limited partners                                                              52,318                 56,884
                                                                         ---------------        ---------------

      Total partners' capital                                                    52,318                 56,884
                                                                         ---------------        ---------------


                                                                         $       53,743         $       59,080
                                                                         ===============        ===============

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and six months ended June 30, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------

                                                    Three months      Three months       Six months         Six months
                                                        Ended             Ended             Ended              Ended
                                                    June 30, 2001     June 30, 2000     June 30, 2001      June 30, 2000
                                                    -------------    --------------    --------------     --------------
Rental income                                       $      2,984     $       3,824     $       6,359      $       7,606
                                                    -------------    --------------    --------------     --------------

Costs and expenses:
      Direct container expenses                            1,067               961             2,403              1,950
      Bad debt (benefit) expense                             (49)              (66)              (68)                43
      Depreciation                                         1,389             1,437             2,799              2,880
      Write-down of containers (note 3)                      118               151               200                313
      Professional fees                                        8                25                18                 43
      Management fees to affiliates (note 2)                 299               359               614                714
      General and administrative costs
        to affiliates (note 2)                               159               186               334                369
      Other general and administrative costs                  40                43                79                 78
      Loss (gain) on sale of containers (note 3)              85               (73)              181                 58
                                                    -------------    --------------    --------------     --------------

                                                           3,116             3,023             6,560              6,448
                                                    -------------    --------------    --------------     --------------

      (Loss) income from operations                         (132)              801              (201)             1,158
                                                    -------------    --------------    --------------     --------------

Interest income                                               24                72                61                129
                                                    -------------    --------------    --------------     --------------

      Net (loss) earnings                           $       (108)    $         873     $        (140)     $       1,287
                                                    =============    ==============    ==============     ==============

Allocation of net (loss) earnings (note 2):
      General partners                              $         23     $          22     $          45      $          45
      Limited partners                                      (131)              851              (185)             1,242
                                                    -------------    --------------    --------------     --------------

                                                    $       (108)    $         873     $        (140)     $       1,287
                                                    =============    ==============    ==============     ==============
Limited partners' per unit share
      of net (loss) earnings                        $      (0.02)    $        0.14     $       (0.03)     $        0.20
                                                    =============    ==============    ==============     ==============

Limited partners' per unit share
      of distributions                              $       0.35     $        0.35     $        0.70      $        0.70
                                                    =============    ==============    ==============     ==============

Weighted average number of limited
      partnership units outstanding                    6,100,776         6,136,434         6,100,776          6,136,517
                                                    =============    ==============    ==============     ==============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------

                                                                 Partners' Capital
                                           -----------------------------------------------------------

                                               General               Limited                Total
                                           ---------------       ---------------       ---------------

Balances at January 1, 2000                $            -        $       63,011        $       63,011

Distributions                                         (45)               (4,296)               (4,341)

Redemptions (note 4)                                    -                    (4)                   (4)

Net earnings                                           45                 1,242                 1,287
                                           ---------------       ---------------       ---------------

Balances at June 30, 2000                  $            -        $       59,953        $       59,953
                                           ===============       ===============       ===============

Balances at January 1, 2001                $            -        $       56,884        $       56,884

Distributions                                         (45)               (4,272)               (4,317)

Redemptions (note 4)                                    -                  (109)                 (109)

Net loss                                               45                  (185)                 (140)
                                           ---------------       ---------------       ---------------

Balances at June 30, 2001                  $            -        $       52,318        $       52,318
                                           ===============       ===============       ===============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                                     2001                2000
                                                                               ----------------    ---------------
Cash flows from operating activities:
    Net (loss) earnings                                                        $          (140)    $        1,287
    Adjustments to reconcile net (loss) earnings to
        net cash provided by operating activities:
          Depreciation                                                                   2,799              2,880
          Write-down of containers (note 3)                                                200                313
          (Decrease) increase in allowance for doubtful accounts                          (231)                36
          Loss on sale of containers                                                       181                 58
          Decrease in assets:
             Accounts receivable                                                           887                318
             Due from affiliates, net                                                      300                256
             Prepaid expenses                                                               11                 12
          Increase (decrease) in liabilities:
             Accounts payable and accrued liabilities                                      (71)                 7
             Accrued recovery costs                                                         27                 16
             Accrued damage protection plan costs                                          (68)                32
             Warranty claims                                                               (20)               (20)
                                                                               ----------------    ---------------

                Net cash provided by operating activities                                3,875              5,195
                                                                               ----------------    ---------------

Cash flows from investing activities:
    Proceeds from sale of containers                                                     1,006              1,608
    Container purchases                                                                 (1,411)            (1,640)
                                                                               ----------------    ---------------

                Net cash used in investing activities                                     (405)               (32)
                                                                               ----------------    ---------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                              (109)                (4)
    Distributions to partners                                                           (4,319)            (4,341)
                                                                               ----------------    ---------------

                Net cash used in financing activities                                   (4,428)            (4,345)
                                                                               ----------------    ---------------

Net (decrease) increase in cash                                                           (958)               818

Cash at beginning of period                                                              2,875              3,355
                                                                               ----------------    ---------------

Cash at end of period                                                          $         1,917     $        4,173
                                                                               ================    ===============


See accompanying notes to financial statements






TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the six months ended June 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of June 30, 2001 and 2000, and December 31, 2000 and 1999, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2001 and 2000.

                                                               June 30        Dec. 31         June 30         Dec. 31
                                                                 2001           2000           2000            1999
                                                             -----------    -----------    -------------    ----------
Container purchases included in:
     Container purchases payable....................              $  9         $646            $318            $243

Distributions to partners included in:
     Due to affiliates..............................                 8            8               8               8
     Deferred quarterly distributions...............                77           79              81              81

Proceeds from sale of containers included in:
     Due from affiliates............................               253          281             397             601


The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2001 and 2000.

                                                                                              2001            2000
                                                                                             ------          ------

Container purchases recorded......................................................           $  774          $1,715
Container purchases paid..........................................................            1,411           1,640

Distributions to partners declared................................................            4,317           4,341
Distributions to partners paid....................................................            4,319           4,341

Proceeds from sale of containers recorded.........................................              978           1,404
Proceeds from sale of containers received.........................................            1,006           1,608

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying values of containers  transferred  during the six months ended June
30, 2001 and 2000 were $17 and $71, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

      Textainer Equipment Income Fund III, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1990. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 2001 and December 31, 2000 and the results of its operations, changes in partners' capital and cash flows for the six-month periods ended June 30, 2001 and 2000, have been made.

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

      Certain reclassifications, not affecting net earnings (loss), have been made to prior year amounts in order to conform to the 2001 financial statement presentation.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $37 and $82 of container acquisition fees as a component of container costs during the six-month periods ended June 30, 2001 and 2000, respectively. The Partnership incurred $90 and $180 of incentive management fees during the three and six-month periods ended June 30, 2001 and $90 and $181 during the equivalent periods in 2000, respectively. No equipment liquidation fees were incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 2001 and December 31, 2000.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $209 and $434, during the three and six-month periods ended June 30, 2001, respectively, and $269 and $533, respectively, during the comparable periods in 2000. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three and six-month periods ended June 30, 2001 and 2000 were as follows:

                                         Three months               Six months
                                        ended June 30,            ended June 30,
                                       ---------------            --------------
                                       2001       2000            2001      2000
                                       ----       ----            ----      ----

      Salaries                         $ 92       $ 95            $190      $194
      Other                              67         91             144       175
                                        ---        ---             ---       ---
       Total general and
         administrative costs          $159       $186            $334      $369
                                        ===        ===             ===       ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and six-month periods ended June 30, 2001 and 2000:

                                          Three months             Six months
                                          ended June 30,         ended June 30,
                                         ---------------        ---------------
                                         2001       2000         2001      2000
                                         ----       ----         ----      ----

      TEM                                $138       $159         $290      $317
      TFS                                  21         27           44        52
                                          ---        ---          ---       ---
        Total general and
          administrative costs           $159       $186         $334      $369
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

      At June 30, 2001 and December 31, 2000, due from affiliates, net is comprised of:

                                                           2001            2000
                                                           ----            ----
      Due from affiliates:
         Due from TEM...................................   $438            $755
                                                            ---             ---

      Due to affiliates:
         Due to TFS.....................................     38              36
         Due to TCC.....................................     20              11
         Due to TL......................................      1               1
                                                            ---             ---
                                                             59              48
                                                            ---             ---

      Due from affiliates, net                             $379            $707
                                                            ===             ===

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses, fees and distributions described above and in the accrual and remittance of net rental revenues and sales proceeds from TEM.

Note 3.   Container Rental Equipment Write-Down

      New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in the first half of 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2001 and 2000 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the six-month periods ended June 30, 2001 and 2000, the Partnership recorded write-down expenses of $200 and $313, respectively, on 401 and 474 containers identified as for sale and requiring a reserve. During the three-month periods ended June 30, 2001 and 2000, the Partnership recorded write-down expenses of $118 and $151, respectively, on 241 and 215 containers identified for sale and requiring a reserve. At June 30, 2001 and 2000, the net book value of containers identified as for sale was $755 and $742, respectively.

      The Partnership sold 254 of these previously written down containers for a loss of $26 during the six- month period ended June 30, 2001 and sold 458 previously written down containers for a loss of $16 during the same period in 2000. During the three-month period ended June 30, 2001, the Partnership sold 158 of these previously written down containers for a loss of $16 and sold 215 previously written down containers for a loss of $9 during the same period in 2000. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices.

      The Partnership also sold containers that had not been written down and recorded losses of $155 and $42 during the six-month periods ended June 30, 2001 and 2000, respectively. During the three-month periods ended June 30, 2001 and 2000 the Partnership recorded a loss of $69 and a gain of $82, respectively, on the sale of containers that had not been written down.

      If more containers are subsequently identified for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/ or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

Note 4.   Redemptions

      The following redemptions were consummated by the Partnership during the six-month periods ended June 30, 2001 and 2000:

                                                           Units               Average                Amount
                                                         Redeemed          Redemption Price            Paid
                                                        -----------        -----------------          ------
       Total Partnership redemption as of
           December 31, 1999..................             113,066              $13.33               $ 1,507

       Quarter ended:
           March 31, 2000.....................                 500              $ 7.50                     4
                                                           -------                                    ------


       Partnership through June 30, 2000                   113,566              $13.31               $ 1,511
                                                           =======                                    ======


       Total Partnership  redemption as of
           December 31, 2000..................             135,538              $12.34               $ 1,673

       Quarter ended:
           March 31, 2001.....................              13,686              $ 8.00                   109
                                                           -------                                    ------


       Partnership through June 30, 2001                   149,224              $11.94               $ 1,782
                                                           =======                                    ======

      The redemption price is fixed by formula.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and six-month periods ended June 30, 2001 and 2000. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From January 16, 1991 until May 4, 1992, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on February 11, 1991 and on May 4, 1992 the Partnership's offering of limited partnership interest was closed at $125,000.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the six-month period ended June 30, 2001, the Partnership redeemed 13,686 units for a total dollar amount of $109. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital, cash flow from operations prior to its distribution to the partners and proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited partners are currently receiving monthly distributions in an annualized amount equal to 7% of their original investment. During the six-month period ended June 30, 2001, the Partnership declared cash distributions to limited partners pertaining to the period from December 2000 through May 2001 in the amount of $4,272. On a cash basis, $3,721 of these distributions was from current year operating activities and the remainder was from cash provided by previous years' operations that had not been distributed or used to purchase containers or redeem units. On a GAAP basis, all of these distributions were a return of capital.

Beginning with cash distributions to limited partners for the month of July 2001, payable August 2001, the Partnership will make distributions at an annualized rate of 5% on each unit. This reduction is the result of current market conditions for leased containers, which are discussed in detail below. If existing market conditions persist or if market conditions further decline, the Partnership may further reduce its distribution payments.

At June 30, 2001, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the six-month periods ended June 30, 2001 and 2000 was $3,875 and $5,195, respectively. The decrease of $1,320, or 25%, was primarily attributable to the decrease in net earnings, adjusted for non-cash transactions, partially offset by fluctuations in accounts receivable. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decline in rental income and the increase in direct container expenses. These fluctuations are discussed more fully in "Results of Operations". The decrease in accounts receivable of $887 during the six-month period ended June 30, 2001 was primarily due to the decrease in rental income, the write-off of certain receivables that had been previously reserved for and a decline in the average collection period of accounts receivable. The decrease in accounts receivable of $318 during the comparable period in 2000 was primarily due to the decrease in the average collection period of accounts receivable.

For the six-month period ended June 30, 2001, net cash used in investing activities (the purchase and sale of containers) was $405 compared to $32 for the comparable period in 2000. Net cash used in investing activities increased $373 due to the decrease in proceeds from container sales, offset by the decrease in cash used for container purchases. Cash used for container purchases decreased due to the Partnership purchasing fewer containers at a lower average cost, offset by timing differences in the accrual and payment of these purchases. The decline in proceeds from container sales was primarily due to the Partnership selling containers at a lower average sales price and due to the Partnership having sold fewer containers during the six-month period ended June 30, 2001 than in the equivalent period in 2000. The sales prices received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. Until market conditions improve in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations. The number of containers sold, both in low demand locations and elsewhere, as well as the average sales price, will affect how much the Partnership can reinvest in new containers.

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

Both cash from operations available for reinvestment and sales proceeds have been adversely affected by market conditions. These market conditions have resulted in a slower than anticipated rate of reinvestment. Market conditions are discussed more fully under "Results of Operations." A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet. Furthermore, even with reinvestment, the Partnership is not likely to be able to replace all the containers it sells, since new container prices are usually higher than the average sales price for a used container, and the majority of cash available for reinvestment is from sales proceeds.


Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the six-month periods ended June 30, 2001 and 2000, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                         2001             2000
                                                        ------           ------

      Beginning container fleet...............          27,152           27,225
      Ending container fleet..................          26,601           26,914
      Average container fleet.................          26,877           27,070

The slight decline in the average container fleet from the six-month period ended June 30, 2000 to the comparable period in 2001 was primarily due to sales of containers. Although sales proceeds were used to purchase additional containers, fewer containers were bought than sold as used container sales prices were lower than new container prices. The Partnership's primary source of funds for container purchases is these sales proceeds. The rate of decline in average fleet size will fluctuate due to timing differences in the purchase and sale of containers and fluctuations in container sale and purchase prices during these periods.

As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold, resulting in the continuing decline in the average container fleet. This trend is expected to continue. Other factors related to this trend are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 68% and 78% during the six-month periods ended June 30, 2001 and 2000, respectively. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 2001 and 2000.

The Partnership's (loss) income from operations for the six-month periods ended June 30, 2001 and 2000 was ($201) and $1,158, respectively, on rental income of $6,359 and $7,606, respectively. The decrease in rental income of $1,247, or 16%, from the six-month period ended June 30, 2000 to the comparable period in 2001 was attributable to the decreases in container rental income and other rental income. Income from container rentals, the major component of total revenue, decreased $1,091 or 16%, primarily due to the decrease in average on-hire utilization of 13% between the periods.

In the fourth quarter of 2000, utilization began to decline and has continued to decline through the end of the second quarter of 2001. This decline was primarily due to lower overall demand by shipping lines for leased containers, which is partially a result of the economic slowdown in the United States and Europe. Two other factors are currently reducing the demand for leased containers. Shipping lines have added larger vessels to their fleets, which combined with lower cargo volume growth, has made it easier for shipping lines to use otherwise empty cargo space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and early 2001, thus temporarily reducing their need to lease containers.

As a result of the lower demand, the trade imbalance between Asia and North America and Asia and Europe has eased slightly. Combined with the excess vessel capacity, these factors have made it easier, although not necessarily less expensive, to reposition containers. During the six-month period ended June 30, 2001, the Partnership was able to reposition newer containers from low demand locations in North America to historically higher demand locations in Asia. As a consequence, the build-up of containers in North America, which persisted over the past several years, has eased.

Nevertheless, the Partnership continues to sell (rather than reposition) some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during the six-month periods ended June 30, 2001 and 2000 were older containers. The expected economic benefit of continuing to own these containers was significantly less than that of newer containers. This was due to their shorter remaining marine life, the cost to reposition them and the shipping lines' preference for leasing newer containers when demand is low.

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

Despite the decline in demand for leased containers discussed above and the decline in new container sales prices, the stabilization of rental rates, which began during 2000, has continued into the first half of 2001.

Until such time as the economies of the United States and Europe improve, and cargo volumes increase to the point where this year's 12% increase in worldwide vessel capacity is absorbed, there may be no significant improvements in utilization.

Therefore, the General Partners do not foresee material changes in existing market conditions for the near term and caution that demand for leased containers could decline further and result in a decline in lease rates and further declines in utilization and container sale prices, adversely affecting the Partnership's operating results.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 2001, other rental income was $679, a decrease of $156 from the equivalent period in 2000. The decrease was primarily due to decreases in handling, DPP and location income of $67, $66 and $23, respectively. Handling income decreased primarily due to a decrease in container movement from the six-month period ended June 30, 2000 to the equivalent period in 2001. DPP income decreased due to a decrease in the number of containers carrying DPP, offset by an increase in the average DPP price charged per container. Location income declined due to an increase in credits granted to lessees for picking up containers from certain locations, offset by an increase in charges to lessees for dropping off containers in certain locations.

Direct container expenses increased $453, or 23% from the six-month period ending June 30, 2000 to the equivalent period in 2001, primarily due to increases in storage and repositioning expenses of $351 and $194, respectively, offset by the decrease in DPP expenses of $90. Storage expense increased due to the decrease in average utilization noted above and a higher average storage cost per container. Repositioning expense increased due to an increase in the number of containers repositioned during the six-month period ended June 30, 2001 compared to the same period in 2000. The decline in DPP expense was primarily due to a decrease in the number of containers covered under DPP, and a decrease in the average DPP cost per container.

Bad debt expense decreased from an expense of $43 for the six-month period ended June 30, 2000 to a benefit of $68 for the comparable period in 2001 primarily due to a smaller required reserve during the six-month period ended June 30, 2001 than in the same period in 2000.

Depreciation expense decreased $81 or 3%, from the six-month period ended June 30, 2000 to the comparable period in 2001 primarily due to the decrease in fleet size.

New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in the first half of 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2001 and 2000 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the six-month periods ended June 30, 2001 and 2000, the Partnership recorded write-down expenses of $200 and $313, respectively, on 401 and 474 containers identified as for sale and requiring a reserve. At June 30, 2001 and 2000, the net book value of containers identified as for sale was $755 and $742, respectively.

The Partnership sold 254 of these previously written down containers for a loss of $26 during the six-month period ended June 30, 2001 and sold 458 previously written down containers for a loss of $16 during the same period in 2000. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices.

The Partnership also sold containers that had not been written down and recorded losses of $155 and $42 during the six-month periods ended June 30, 2001 and 2000, respectively.

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

Management fees to affiliates decreased $100, or 14%, from the six-month period ended June 30, 2000 to the comparable period in 2001, due to the decrease in equipment management fees. The decrease in equipment management fees, which are based primarily on gross revenue, resulted from the decrease in rental income and were approximately 7% of rental income for both periods. Incentive management fees were comparable at $180 and $181 during the six-month periods ended June 30, 2001 and 2000, respectively.

General and administrative costs to affiliates decreased $35, or 9%, from the six-month period ended June 30, 2000 to the comparable period in 2001 primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Loss on sale of containers increased $123 or 212% from the six-month period ended June 30, 2000 to the comparable period in 2001. The increase was primarily due to a decline in the average sales price of containers, which resulted in the Partnership selling containers at a greater loss during the six-month period ended June 30, 2001 than during the same period in 2000.

Net earnings per limited partnership unit decreased from earnings of $0.20 to a loss of $0.03 from the six-month period ended June 30, 2000 to the same period in 2001, reflecting the decrease in net earnings allocated to limited partners from earnings of $1,242 to a loss of $185, respectively. The allocation of net
(loss) earnings for the six-month periods ended June 30, 2001 and 2000 included a special allocation of gross income to the General Partners of $46 and $32, respectively, in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 2001 and 2000.

The Partnership's (loss) income from operations for the three-month periods ended June 30, 2001 and 2000 was ($132) and $801, respectively, on rental income of $2,984 and $3,824, respectively. The decrease in rental income of $840, or 22%, from the three-month period ended June 30, 2000 to the comparable period in 2001 was attributable to decreases in container rental income and other rental income. Income from container rentals decreased $752, or 22%, primarily due to the decrease in average on-hire utilization of 19%.

For the three-month period ended June 30, 2001, other rental income was $300, a decrease of $88 from the equivalent period in 2000. The decrease was primarily due to decreases in handling, DPP and location income of $44, $30 and $15, respectively. Handling income decreased primarily due to a decrease in container movement, offset by an increase in the average handling charge per container. DPP income decreased due to a decrease in the number of containers carrying DPP, offset by an increase in the average DPP price charged per container. Location income declined primarily due to an increase in credits granted to lessees for picking up containers from certain locations.

Direct container expenses increased $106, or 11% from the three-month period ending June 30, 2000 to the equivalent period in 2001, primarily due to an increase in storage expense of $244, offset by decreases in DPP, repositioning and handling expenses of $64, $41 and $25, respectively. Storage expense increased primarily due to the decrease in average utilization noted above and a higher average storage cost per container. DPP expense decreased due to a decrease in the number of containers covered under DPP and a decrease in average DPP cost per container. Repositioning expense decreased due to a decrease in the number of containers repositioned, offset by an increase in the average cost of repositioning containers. The decline in handling expense was primarily due to the decline in container movement.

Bad debt benefit decreased from $66 during the three-month period ended June 30, 2000 to $49 for the comparable period in 2001. The decline was due to a lower required adjustment to bad debt reserve during the three-month period ended June 30, 2001 compared to the same period in 2000.

Depreciation expense decreased $48, or 3%, from the three-month period ended June 30, 2000 to the comparable period in 2001 primarily due to the decrease in fleet size.

During the three-month periods ended June 30, 2001 and 2000, the Partnership recorded write-down expenses of $118 and $151, respectively, on 241 and 215 containers identified for sale and requiring a reserve. During the three-month period ended June 30, 2001 the Partnership sold 158 of these previously written down containers for a loss of $16 and sold 215 previously written down containers for a loss of $9 during the same period in 2000. The Partnership also sold containers that had not been written down and recorded a loss of $69 and a gain of $82 during the three-month periods ended June 30, 2001 and 2000, respectively.

Management fees to affiliates decreased $60, or 17%, from the three-month period ended June 30, 2000 to the comparable period in 2001, due to the decrease in equipment management fees, which decreased due to the decline in rental income. These fees were approximately 7% of rental income for both periods. Incentive management fees were comparable at $90 during both the three-month periods ended June 30, 2001 and 2000.

General and administrative costs to affiliates decreased $27, or 15%, from the three-month period ended June 30, 2000 to the comparable period in 2001 primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Gain/loss on sale of containers fluctuated from a gain of $73 during the three-month period ended June 30, 2000 to a loss of $85 for the comparable period in 2001. The fluctuation was primarily due to a decline in the average sales price of containers, which resulted in the Partnership selling containers at a loss during the three-month period ended June 30, 2001.

Net earnings per limited partnership unit decreased from earnings of $0.14 for the three-month period ended June 30, 2000 to a loss of $0.02 for the same period in 2001, reflecting the decrease in net earnings allocated to limited partners from earnings of $851 to a loss of $131, respectively. The allocation of net earnings (loss) included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

Risk Factors and Forward Looking Statements

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 2001, which would result in such a risk materializing.

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


Date: August 10, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         August 10, 2001
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 August 10, 2001
John A. Maccarone                        Officer)




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


Date: August 10, 2001



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

/s/Ernest J. Furtado
_____________________________            Senior Vice President,                         August 10, 2001
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone
_____________________________            President (Principal Executive                 August 10, 2001
John A. Maccarone                        Officer)

