Form 10-Q
period 2001-09-30
TEXTAINER EQUIPMENT INCOME FUND III L P
filed 2001-11-13
CIK 866888

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 13, 2001


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund III, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 2001.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Sincerely,

Ernest J. Furtado
Chief Financial Officer

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549



                                   FORM 10-Q



                QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 2001

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page

Item 1.   Financial Statements

          Balance Sheets - September 30, 2001
          and December 31, 2000 (unaudited)....................................................          3



          Statements of Operations for the three and nine months
          ended September 30, 2001 and 2000 (unaudited)........................................          4



          Statements of Partners' Capital for the nine months
          ended September 30, 2001 and 2000 (unaudited)........................................          5



          Statements of Cash Flows for the nine months
          ended September 30, 2001 and 2000 (unaudited)........................................          6



          Notes to Financial Statements (unaudited)............................................          8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................................         12






TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Balance Sheets

September 30, 2001 and December 31, 2000
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                               2001                   2000
                                                                         ---------------        ---------------
Assets
Container rental equipment, net of accumulated
   depreciation of $43,579, (2000:  $42,262) (note 3)                    $       46,845         $       52,490
Cash                                                                              2,376                  2,875
Accounts receivable, net of allowance for doubtful
    accounts of $239, (2000: $465)                                                2,295                  2,993
Due from affiliates, net (note 2)                                                   364                    707
Prepaid expenses                                                                      -                     15
                                                                         ---------------        ---------------

                                                                         $       51,880         $       59,080
                                                                         ===============        ===============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $          592         $          492
   Accrued liabilities                                                              355                    398
   Accrued recovery costs                                                           221                    193
   Accrued damage protection plan costs                                             211                    279
   Warranty claims                                                                   79                    109
   Deferred quarterly distributions                                                  54                     79
   Container purchases payable                                                        -                    646
                                                                         ---------------        ---------------

      Total liabilities                                                           1,512                  2,196
                                                                         ---------------        ---------------

Partners' capital:
   General partners                                                                   -                      -
   Limited partners                                                              50,368                 56,884
                                                                         ---------------        ---------------

      Total partners' capital                                                    50,368                 56,884
                                                                         ---------------        ---------------


                                                                         $       51,880         $       59,080
                                                                         ===============        ===============

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and nine months ended September 30, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                  Three months         Three months          Nine months         Nine months
                                                      Ended               Ended                 Ended                Ended
                                                 Sept. 30, 2001       Sept. 30, 2000        Sept. 30, 2001       Sept. 30, 2000
                                                ----------------     -----------------    -----------------     ----------------
Rental income                                   $         2,909      $          3,761     $          9,268      $        11,367
                                                ----------------     -----------------    -----------------     ----------------

Costs and expenses:
      Direct container expenses                           1,068                   855                3,472                2,805
      Bad debt (benefit) expense                             23                   (26)                 (45)                  17
      Depreciation                                        1,354                 1,432                4,153                4,312
      Write-down of containers (note 3)                     166                   137                  366                  450
      Professional fees                                       6                    18                   24                   61
      Management fees to affiliates (note 2)                268                   348                  881                1,062
      General and administrative costs
        to affiliates (note 2)                              142                   199                  476                  568
      Other general and administrative costs                 35                    39                  114                  117
      Loss on sale of containers (note 3)                    18                    57                  199                  115
                                                ----------------     -----------------    -----------------     ----------------

                                                          3,080                 3,059                9,640                9,507
                                                ----------------     -----------------    -----------------     ----------------

      (Loss) income from operations                        (171)                  702                 (372)               1,860
                                                ----------------     -----------------    -----------------     ----------------

      Interest income                                        18                    63                   79                  192
                                                ----------------     -----------------    -----------------     ----------------

      Net (loss) earnings                       $          (153)     $            765     $           (293)     $         2,052
                                                ================     =================    =================     ================

Allocation of net (loss) earnings (note 2):
      General partners                          $            18      $             23     $             63      $            68
      Limited partners                                     (171)                  742                 (356)               1,984
                                                ----------------     -----------------     ----------------     ----------------

                                                $          (153)     $            765     $           (293)    $          2,052
                                                ================     =================    =================     ================
Limited partners' per unit share
      of net (loss) earnings                    $         (0.03)     $           0.12     $          (0.06)     $          0.32
                                                ================     =================    =================     ================

Limited partners' per unit share
      of distributions                          $          0.28      $           0.35     $           0.98      $          1.05
                                                ================     =================    =================     ================

Weighted average number of limited
      partnership units outstanding                   6,093,588             6,123,513            6,098,380            6,132,127
                                                ================     =================    =================     ================


See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------


                                                                Partners' Capital
                                           -----------------------------------------------------------

                                               General               Limited                Total
                                           ---------------       ---------------       ---------------

Balances at January 1, 2000                $            -        $       63,011        $       63,011

Distributions                                         (68)               (6,440)               (6,508)

Redemptions (note 4)                                    -                   (98)                  (98)

Net earnings                                           68                 1,984                 2,052
                                           ---------------       ---------------       ---------------

Balances at September 30, 2000             $            -        $       58,457        $       58,457
                                           ===============       ===============       ===============

Balances at January 1, 2001                $            -        $       56,884        $       56,884

Distributions                                         (63)               (6,000)               (6,063)

Redemptions (note 4)                                    -                  (160)                 (160)

Net (loss) earnings                                    63                  (356)                 (293)
                                           ---------------       ---------------       ---------------

Balances at September 30, 2001             $            -        $       50,368        $       50,368
                                           ===============       ===============       ===============


See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                                    2001                2000
                                                                               ----------------    ---------------
Cash flows from operating activities:
   Net (loss) earnings                                                         $          (293)    $        2,052
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation                                                                    4,153              4,312
         Write-down of containers                                                          366                450
         Decrease in allowance for doubtful accounts                                      (226)               (73)
         Loss on sale of containers                                                        199                115
         (Increase) decrease in assets:
            Accounts receivable                                                            967                706
            Due from affiliates, net                                                       438                (26)
            Prepaid expenses                                                                15                 18
         Increase (decrease) in liabilities:
            Accounts payable and accrued liabilities                                        57                 62
            Accrued recovery costs                                                          28                 22
            Accrued damage protection plan costs                                           (68)              (139)
            Warranty claims                                                                (30)               (30)
                                                                               ----------------    ---------------

            Net cash provided by operating activities                                    5,606              7,469
                                                                               ----------------    ---------------

Cash flows from investing activities:
     Proceeds from sale of containers                                                    1,573              2,336
     Container purchases                                                                (1,427)            (3,063)
                                                                               ----------------    ---------------

            Net cash provided by (used in) investing activities                            146               (727)
                                                                               ----------------    ---------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                              (160)               (98)
    Distributions to partners                                                           (6,091)            (6,510)
                                                                               ----------------    ---------------

            Net cash used in financing activities                                       (6,251)            (6,608)
                                                                               ----------------    ---------------

Net (decrease) increase in cash                                                           (499)               134

Cash at beginning of period                                                              2,875              3,355
                                                                               ----------------    ---------------

Cash at end of period                                                          $         2,376   $          3,489
                                                                               ================    ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the nine months ended September 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of September 30, 2001 and 2000, and December 31, 2000 and 1999, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2001 and 2000.


                                                              Sept. 30      Dec. 31      Sept. 30        Dec. 31
                                                                2001          2000         2000           1999
                                                             ----------    ----------    ---------      ----------
Container purchases included in:
     Due to affiliates..............................              $  -         $   -       $   35            $  -
     Container purchases payable....................                 -           646        1,377             243

Distributions to partners included in:
     Due to affiliates..............................                 5             8            7               8
     Deferred quarterly distributions...............                54            79           80              81

Proceeds from sale of containers included in:
     Due from affiliates............................               373           281          353             601

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2001 and 2000.

                                                                                             2001            2000
                                                                                             ----            ----

Container purchases recorded......................................                         $  781          $4,232
Container purchases paid..........................................                          1,427           3,063

Distributions to partners declared................................                          6,063           6,508
Distributions to partners paid....................................                          6,091           6,510

Proceeds from sale of containers recorded.........................                          1,665           2,088
Proceeds from sale of containers received.........................                          1,573           2,336

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The  carrying  values of  containers  transferred  during the nine months  ended
September 30, 2001 and 2000 were $44 and $74, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months ended September 30, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

      Textainer Equipment Income Fund III, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1990. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 2001 and December 31, 2000 and the results of its operations, changes in partners' capital and cash flows for the nine-month periods ended September 30, 2001 and 2000, have been made.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $37 and $202 of container acquisition fees as a component of container costs during the nine-month periods ended September 30, 2001 and 2000, respectively. The Partnership incurred $64 and $244 of incentive management fees during the three and nine-month periods ended September 30, 2001 and $90 and $271 during the equivalent periods in 2000, respectively. No equipment liquidation fees were incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at September 30, 2001 and December 31, 2000.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $204 and $637, during the three and nine-month periods ended September 30, 2001, respectively, and $258 and $791, respectively, during the comparable periods in 2000. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three and nine-month periods ended September 30, 2001 and 2000 were as follows:

                                         Three months             Nine months
                                       ended Sept.  30,         ended Sept.  30,
                                      -----------------         ----------------
                                      2001         2000         2001        2000
                                      ----         ----         ----        ----

      Salaries                        $ 92         $ 96         $282        $291
      Other                             50          103          194         277
                                       ---          ---          ---         ---
        Total general and
          administrative costs        $142         $199         $476        $568
                                       ===          ===          ===         ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and nine-month periods ended September 30, 2001 and 2000:

                                         Three months             Nine months
                                       ended Sept.  30,         ended Sept.  30,
                                      -----------------         ----------------
                                      2001         2000         2001        2000
                                      ----         ----         ----        ----

      TEM                             $123         $165         $413        $482
      TFS                               19           34           63          86
                                       ---          ---          ---         ---
        Total general and
          administrative costs        $142         $199         $476        $568
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

      At September 30, 2001 and December 31, 2000, due from affiliates, net is comprised of:


                                                            2001            2000
                                                            ----            ----
      Due from affiliates:
         Due from TEM...........................            $405            $755
                                                             ---             ---

      Due to affiliates:
         Due to TFS.............................              28              36
         Due to TCC.............................              12              11
         Due to TL..............................               1               1
                                                             ---             ---
                                                              41              48
                                                             ---             ---

      Due from affiliates, net                              $364            $707
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


Note 3.   Container Rental Equipment Write-Down

      New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2001 and 2000 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the nine-month periods ended September 30, 2001 and 2000, the Partnership recorded write-down expenses of $366 and $450, respectively, on 751 and 677 containers identified as for sale and requiring a reserve. During the three-month periods ended September 30, 2001 and 2000, the Partnership recorded write-down expenses of $166 and $137, respectively, on 350 and 203 containers identified for sale and requiring a reserve. At September 30, 2001 and 2000, the net book value of 461 and 341 containers identified as for sale was $734 and $603, respectively.

      The Partnership sold 588 of these previously written down containers for a loss of $97 during the nine-month period ended September 30, 2001 and sold 722 previously written down containers for a loss of $33 during the same period in 2000. During the three-month period ended September 30, 2001, the Partnership sold 334 of these previously written down containers for a loss of $71 and sold 264 previously written down containers for a loss of $17 during the same period in 2000. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices.

      The Partnership also sold containers that had not been written down and recorded losses of $102 and $82 during the nine-month periods ended September 30, 2001 and 2000, respectively. During the three-month periods ended September 30, 2001 and 2000 the Partnership recorded a gain of $53 and a loss of $40, respectively, on the sale of containers that had not been written down.

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

Note 4.   Redemptions

      The following redemptions were consummated by the Partnership during the nine-month periods ended September 30, 2001 and 2000:


                                                          Units             Average
                                                         Redeemed       Redemption Price          Amount Paid
                                                         --------       ----------------          -----------
      Total Partnership redemption as of
       December 31, 1999................                  113,066            $13.33                 $1,507

      Quarter ended:
         March 31, 2000.................                      500            $ 7.50                      4
         September 30, 2000.............                   12,921            $ 7.26                     94
                                                          -------                                    -----



      Partnership through September 30,
      2000..............................                  126,487            $12.69                 $1,605
                                                          =======                                    =====



      TotalPartnership redemption as of
       December 31, 2000................                  135,538            $12.34                 $1,673

      Quarter ended:
         March 31, 2001.................                   13,686            $ 8.00                    109
         September 30, 2001.............                    7,188            $ 7.03                     51
                                                          -------                                    -----


      Partnership through September 30,
      2001..............................                  156,412            $11.72                 $1,833
                                                          =======                                    =====


      The redemption price is fixed by formula.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and nine-month periods ended September 30, 2001 and 2000. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From January 16, 1991 until May 4, 1992, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on February 11, 1991 and on May 4, 1992 the Partnership's offering of limited partnership interest was closed at $125,000.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the nine-month period ended September 30, 2001, the Partnership redeemed 20,874 units for a total dollar amount of $160. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital, cash flow from operations prior to its distribution to the partners and proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited partners are currently receiving monthly distributions in an annualized amount equal to 5% of their original investment. The limited partners distribution percentage was reduced from 7% to 5% starting in July 2001. During the nine-month period ended September 30, 2001, the Partnership declared cash distributions to limited partners pertaining to the period from December 2000 through August 2001 in the amount of $6,000. On a cash basis, $5,383 of these distributions was from current year operating activities and the remainder was from cash provided by previous years' operations that had not been distributed or used to purchase containers or redeem units. On a GAAP basis, all of these distributions were a return of capital.

At  September  30,  2001,   the  Partnership  had  no  commitments  to  purchase
containers.

Net cash provided by operating activities for the nine-month periods ended September 30, 2001 and 2000 was $5,606 and $7,469, respectively. The decrease of $1,863, or 25%, was primarily attributable to the decrease in net earnings, adjusted for non-cash transactions, partially offset by fluctuations in due from affiliates and accounts receivable. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decline in rental income and the increase in direct container expenses. These fluctuations are discussed more fully in "Results of Operations". The increase in due from affiliates, net, resulted from timing differences in the payment of expenses and fees and the remittance of net rental revenues and sales proceeds, as well as fluctuations in these amounts. The decrease in accounts receivable of $967 during the nine-month period ended September 30, 2001 was primarily due to the decrease in rental income and a decline in the average collection period of accounts receivable. The decrease in accounts receivable of $706 during the comparable period in 2000 was primarily due to the decrease in the average collection period of accounts receivable.

For the nine-month period ended September 30, 2001, net cash provided by investing activities (the purchase and sale of containers) was $146 compared to net cash used in investing activities of $727 for the comparable period in 2000. Net cash provided by investing activities changed by $873 due to the decrease in cash used for container purchases offset by the decrease in proceeds from container sales. Cash used for container purchases decreased due to the Partnership purchasing fewer containers at a lower average cost, offset by timing differences in the accrual and payment of these purchases. The decline in proceeds from container sales was primarily due to the Partnership selling containers at a lower average sales price and due to the Partnership having sold fewer containers during the nine-month period ended September 30, 2001 than in the equivalent period in 2000. The decline was offset by timing differences in the accrual and receipt of these sales proceeds. The sales prices received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. Until market conditions improve in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations. The number of containers sold, both in low demand locations and elsewhere, as well as the average sales price, will affect how much the Partnership can reinvest in new containers.

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

Results of Operations

The Partnership's income from operations, which consists primarily of rental income net of container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the nine-month periods ended September 30, 2001 and 2000, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:


                                                          2001              2000
                                                          ----              ----

      Beginning container fleet...............          27,152            27,225
      Ending container fleet..................          26,023            27,343
      Average container fleet.................          26,588            27,284

The decline in the average container fleet from the nine-month period ended September 30, 2000 to the comparable period in 2001 was primarily due to sales of containers. Although sales proceeds were used to purchase additional containers, fewer containers were bought than sold as used container sales prices were lower than new container prices. The Partnership's primary source of funds for container purchases is sales proceeds. The rate of decline in average fleet size will fluctuate due to timing differences in the purchase and sale of containers and fluctuations in container sale and purchase prices during these periods.

As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold, resulting in the continuing decline in the average container fleet. This trend is expected to continue. Other factors related to this trend are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 65% and 78% during the nine-month periods ended September 30, 2001 and 2000, respectively. In addition, rental income is affected by daily rental rates.


The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 2001 and 2000.

The Partnership's (loss) income from operations for the nine-month periods ended September 30, 2001 and 2000 was ($372) and $1,860, respectively, on rental income of $9,268 and $11,367, respectively. The decrease in rental income of $2,099, or 18%, from the nine-month period ended September 30, 2000 to the comparable period in 2001 was attributable to the decreases in container rental income offset by the increase in other rental income. Income from container rentals, the major component of total revenue, decreased $2,135 or 21%, primarily due to the decrease in average on-hire utilization of 17% between the periods.

In the fourth quarter of 2000, utilization began to decline and has continued to decline through the end of the third quarter of 2001. This decline was due to lower overall demand by shipping lines for leased containers, which is primarily a result of the worldwide economic slowdown. The effects of the economic slowdown on shipping have been heightened by the recent curtailment in world trade, caused by the after-effects of the September 11 terrorist attacks. This curtailment in world trade has caused some shipping lines to reduce service levels along certain routes which, of course, may further weaken demand for containers. Two other factors are currently reducing the demand for leased containers. Shipping lines have added larger vessels to their fleets, which combined with lower cargo volume growth, has made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in capacity for the shipping lines. This increase in capacity amounted to 12% this year, and an additional increase in capacity is expected next year, because the shipping lines placed orders for additional ships and containers before recognizing the slowdown in world trade. To the extent that this increased capacity remains underutilized, shipping lines may seek to cut costs in order to sustain profits, which may put further downward pressure on demand for containers and/or container rental rates.

As a result of the lower demand, the trade imbalance between Asia and North America and Asia and Europe has eased slightly. Combined with the excess vessel capacity, these factors have made it easier, although not necessarily less expensive, to reposition containers. During the nine-month period ended September 30, 2001, the Partnership was able to reposition newer containers from low demand locations in North America to historically higher demand locations in Asia. As a consequence, the build-up of containers in North America, which persisted over the past several years, has eased.

Nevertheless, the Partnership continues to sell (rather than reposition) some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during the nine-month periods ended September 30, 2001 and 2000 were older containers. The expected economic benefit of continuing to own these containers was significantly less than that of newer containers. This was due to their shorter remaining marine life, the cost to reposition them and the shipping lines' preference for leasing newer containers when they have a choice.

Once the decision had been made to sell containers, the Partnership wrote down the value of these specifically identified containers to their estimated fair value, which was based on recent sales prices less cost of sales. Due to unanticipated declines in container sales prices, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value of some or all of its container rental equipment.

Despite the decline in demand for leased containers discussed above and the decline in new container purchase prices, the stabilization of rental rates, which began during 2000, has continued in 2001. Until such time as the worldwide economies improve, particularly those of the United States and Europe, the uncertainties caused by the September 11 terrorist attacks have been diminished, and cargo volumes increase to the point where this year's 12% increase in worldwide vessel capacity is absorbed, there may be no significant improvements in utilization.

The General Partners do not foresee material changes in existing market conditions for the near term. Should there be a worldwide recession, demand for leased containers could decline further and result in a decline in lease rates and further declines in utilization and container sale prices, adversely affecting the Partnership's operating results.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended September 30, 2001, other rental income was $1,131, an increase of $36 from the equivalent period in 2000. The increase was primarily due to an increase in location income of $142 offset by a decrease in handling income of $107. Location income increased due to a decrease in credits granted to lessees for picking up containers from surplus locations. Handling income decreased primarily due to a decrease in container movement from the nine-month period ended September 30, 2000 to the equivalent period in 2001.

Direct container expenses increased $667, or 24% from the nine-month period ending September 30, 2000 to the equivalent period in 2001, primarily due to increases in storage, repositioning and DPP expenses of $639, $74 and $56, respectively, offset by a decrease in handling expense of $68. Storage expense increased due to the decrease in average utilization noted above and a higher average storage cost per container. Repositioning expense increased due to an increase in the number of containers repositioned during the nine-month period ended September 30, 2001 compared to the same period in 2000. The decline in handling expense was primarily due to a decline in container movement. DPP expense increased primarily due to an increase in the average DPP repair cost per container offset by a decrease in the number of containers covered under DPP.

Bad debt expense decreased from an expense of $17 for the nine-month period ended September 30, 2000 to a benefit of $45 for the comparable period in 2001 primarily due to a lower required adjustment to bad debt reserve at September 30, 2001 compare to the same period at 2000.

Depreciation expense decreased $159 or 4%, from the nine-month period ended September 30, 2000 to the comparable period in 2001 primarily due to the decrease in fleet size.

New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2001 and 2000 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the nine-month periods ended September 30, 2001 and 2000, the Partnership recorded write-down expenses of $366 and $450, respectively, on 751 and 677 containers identified as for sale and requiring a reserve. At September 30, 2001 and 2000, the net book value of 461 and 341 containers identified as for sale was $734 and $603, respectively.

The Partnership sold 588 of these previously written down containers for a loss of $97 during the nine-month period ended September 30, 2001 and sold 722 previously written down containers for a loss of $33 during the same period in 2000. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices.

The Partnership also sold containers that had not been written down and recorded losses of $102 and $82 during the nine-month periods ended September 30, 2001 and 2000, respectively.

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

Management fees to affiliates decreased $181, or 17%, from the nine-month period ended September 30, 2000 to the comparable period in 2001, due to the decreases in equipment and incentive management fees. The decrease in equipment management fees, which are based primarily on gross revenue, resulted from the decrease in rental income and were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital decreased $27 due to the decrease in the limited partner distribution percentage from 7% to 5% of initial partners' capital in July 2001.

General and administrative costs to affiliates decreased $92, or 16%, from the nine-month period ended September 30, 2000 to the comparable period in 2001 primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Loss on sale of containers increased $84 or 73% from the nine-month period ended September 30, 2000 to the comparable period in 2001. The increase was primarily due to a decline in the average sales price of containers, which resulted in the Partnership selling containers at a greater loss during the nine-month period ended September 30, 2001 than during the same period in 2000.

Interest income decreased $113, or 59%, from the nine month-period ended September 30, 2001 to the comparable period in 2000. The decrease was primarily due to a decrease in cash balance and a decrease in the interest rate paid by the banks.

Net earnings per limited partnership unit decreased from earnings of $0.32 to a loss of $0.06 from the nine-month period ended September 30, 2000 to the same period in 2001, reflecting the decrease in net earnings allocated to limited partners from earnings of $1,984 to a loss of $356, respectively. The allocation of net (loss) earnings for the nine-month periods ended September 30, 2001 and 2000 included a special allocation of gross income to the General Partners of $66 and $47, respectively, in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 2001 and 2000.

The Partnership's (loss) income from operations for the three-month periods ended September 30, 2001 and 2000 was ($171) and $702, respectively, on rental income of $2,909 and $3,761, respectively. The decrease in rental income of $852 or 23%, from the three-month period ended September 30, 2000 to the comparable period in 2001 was attributable to decreases in container rental income offset by the increase in other rental income. Income from container rentals decreased $1,043, or 30%, primarily due to the decrease in average on-hire utilization of 24%.

For the three-month period ended September 30, 2001, other rental income was $452, an increase of $191 from the equivalent period in 2000. The increase was primarily due to increases in location and DPP income, of $166 and $64, offset by a decrease in handling income of $39. Location income increased primarily due to a decrease in credits granted to lessees for picking up containers from surplus locations. DPP income was higher in 2001 primarily due to a refund of $97 to one lessee as a result of the lessee canceling their DPP coverage in July 2000. Handling income decreased primarily due to a decrease in container movement, offset by an increase in the average handling charge per container.

Direct container expenses increased $213, or 25% from the three-month period ending September 30, 2000 to the equivalent period in 2001, primarily due to an increase in storage and DPP expenses of $288 and $146 offset by decreases in repositioning, maintenance and handling expenses of $120, $56 and $42, respectively. Storage expense increased primarily due to the decrease in average utilization noted above and a higher average storage cost per container. DPP expense was higher in 2001 primarily due to a reduction of $160 in the DPP reserve as the result of a lessee canceling their DPP coverage in July 2000 as described above. Repositioning expense decreased due to a decrease in the number of containers repositioned, offset by an increase in the average cost of repositioning containers. Maintenance expense decreased primarily due to the decrease in the average maintenance cost per container. The decline in handling expense was primarily due to a decline in container movement.

Bad debt benefit changed from $26 during the three-month period ended September 30, 2000 to an expense of $23 for the comparable period in 2001. The decline was due to a higher required adjustment to bad debt reserve at September 30, 2001 compared to the same period at 2000.

Depreciation expense decreased $78, or 6%, from the three-month period ended September 30, 2000 to the comparable period in 2001 primarily due to the decrease in fleet size.

During the three-month periods ended September 30, 2001 and 2000, the Partnership recorded write-down expenses of $166 and $137, respectively, on 350 and 203 containers identified for sale and requiring a reserve. During the three-month period ended September 30, 2001 the Partnership sold 334 of these previously written down containers for a loss of $71 and sold 264 previously written down containers for a loss of $17 during the same period in 2000. The Partnership also sold containers that had not been written down and recorded a gain of $53 and a loss of $40 during the three-month periods ended September 30, 2001 and 2000, respectively.

Management fees to affiliates decreased $80, or 23%, from the three-month period ended September 30, 2000 to the comparable period in 2001, due to the decreases in equipment and incentive management fees. Equipment management fees decreased due to the decline in rental income and were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital decreased $26 due to the decrease in the limited partner distribution percentage from 7% to 5% of initial partners' capital in July 2001.

General and administrative costs to affiliates decreased $57, or 29%, from the three-month period ended September 30, 2000 to the comparable period in 2001 primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Loss on sale of containers decreased $39 or $68% from the three-month period ended September 30, 2000 to the comparable period in 2001. The decrease was primarily due to the Partnership selling fewer containers and incurring smaller average losses on the sale of these containers during the three-month period ended September 30, 2001 than in the same period in 2000.

Net earnings per limited partnership unit decreased from earnings of $0.12 for the three-month period ended September 30, 2000 to a loss of $0.03 for the same period in 2001, reflecting the decrease in net earnings allocated to limited partners from earnings of $742 to a loss of $171, respectively. The allocation of net earnings (loss) included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

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


Date: November 13, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

________________________                 Senior Vice President,                         November 13, 2001
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 November 13, 2001
John A. Maccarone                        Officer)






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


                        TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                        A California Limited Partnership

                        By Textainer Financial Services Corporation
                        The Managing General Partner



                        By /s/Ernest J. Furtado
                           __________________________________
                           Ernest J. Furtado
                           Senior Vice President


Date: November 13, 2001



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date
/s/Ernest J. Furtado
_____________________________            Senior Vice President,                         November 13, 2001
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone
_____________________________            President (Principal Executive                 November 13, 2001
John A. Maccarone                        Officer)

