Form 10-K
period 2001-12-31
TEXTAINER EQUIPMENT INCOME FUND III L P
filed 2002-03-28
CIK 866888

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


March 28, 2002


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund III, L.P. (the "Partnership") the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

                   For the fiscal year ended December 31, 2001

                         Commission file number 0-20140

                    TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                    -----------------------------------------
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

Not Applicable.
--------------

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

               In April 2002, the Registrant will enter into its liquidation phase. During this phase, the Registrant will no longer add to its container fleet but will instead sell its containers (i) in one or more large transactions or (ii) gradually, either as they reach the end of their useful marine lives or when an analysis indicates that their sale is warranted based on existing market conditions and the container's age, location and condition. Sales proceeds, after reserves for working capital, will generally be distributed to the Partners. The Registrant will be terminated and dissolved on the earlier of December 31, 2010 or the sale of all or substantially all of its equipment.

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

               Container leasing companies and the Registrant operate in a similar manner by owning a worldwide fleet of new and used transportation containers and leasing these containers to international shipping companies hauling various types of goods among numerous trade routes. All lessees pay a daily rental rate and in certain markets may pay special handling fees and/or drop-off charges. In addition to these fees and charges, a lessee must either provide physical damage and liability insurance or purchase a damage waiver from the Registrant, in which case the Registrant agrees to pay the cost of repairing certain physical damage to containers. Container leasing companies compete with one another on the basis of lease rates, fees charged, services provided and availability of equipment. To ensure the availability of equipment to its customers, container leasing companies and the Registrant may pay to reposition containers from low demand locations to higher demand locations. By maintaining the highest lease rates and the highest equipment utilization factors allowed by market conditions, the Registrant attempts to generate revenue and profit.

               The majority of the Registrant's equipment is leased under master leases, which are comparable to the corporate rate agreements used by rental car companies. The master leases provide that the lessee, for a specified period of time, may rent containers at specific terms, conditions and rental rates. Although the terms of the master lease governing each container under lease do not vary, the number of containers in use can vary from time to time within the term of the master lease. The terms and conditions of the master lease provide that the lessee pays a daily rental rate for the entire time the container is in his possession (whether or not he is actively using it), is responsible for any damage, and must insure the container against liabilities. Some of the Partnership's equipment is leased under long-term lease agreements. Unlike master lease agreements, long-term lease agreements provide for containers to be leased for periods of between three to five years. Such leases are generally cancelable with a penalty at the end of each twelve-month period. Under direct finance leases, the containers are usually leased from the Partnership for the remainder of the container's useful life with a purchase option at the end of the lease term. Direct finance leases currently cover a minority of the Partnership's equipment. For a more detailed discussion of the leases for the Registrant's equipment, see "Leasing Policy" under "Business of the Partnership" in the Registrant's Prospectus as supplemented. The Registrant also sells containers in the course of its business as opportunities arise, at the end of the container's useful life or if market and economic considerations indicate that a sale would be beneficial. See Item 7 herein and "Business of the Partnership" in Registrant's Prospectus, as supplemented.

(c)(1)(ii)     Inapplicable.

(c)(1)(iii)    Inapplicable.

(c)(1)(iv)     Inapplicable.

(c)(1)(v)      Inapplicable.

(c)(1)(vi)     Inapplicable.

(c)(1)(vii)    No   single   lessee  had  generated   lease   revenue  for   the
               years ended December 31, 2001, 2000 and 1999 which was 10% or more of the total revenue of the Registrant.

(c)(1)(viii)   Inapplicable.

(c)(1)(ix)     Inapplicable.

(c)(1)(x) There are approximately 80 container leasing companies of which the top ten control approximately 88% of the total equipment held by all container leasing companies. The top two container leasing companies combined control approximately 31% of the total equipment held by all container leasing companies.
               Textainer Equipment Management Limited, an Associate General Partner of the Registrant and the manager of its marine container equipment, is the third largest container leasing company and manages approximately 13% of the equipment held by all container leasing companies. The customers for leased containers are primarily international shipping lines. The Registrant alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price, availability and the provision of worldwide service to the international shipping community. Competition in the container leasing market has increased over the past few years. Since 1996, shipping alliances and other operational consolidations among shipping lines have allowed shipping lines to begin operating with fewer containers, thereby decreasing the demand for leased containers and allowing lessees to gain concessions from lessors about price, special charges or credits and, in certain markets, the age specification of containers rented. Furthermore, primarily as a result of lower new container prices and low interest rates, shipping lines now own, rather than lease, a higher percentage of containers. The decrease in demand from shipping lines, along with the entry of new leasing company competitors offering low container rental rates, has increased competition among container lessors such as the Registrant.

(c)(1)(xi)     Inapplicable.

(c)(1)(xii)    Inapplicable.

(c)(1)(xiii)   The   Registrant   has   no     employees.  Textainer   Financial
               Services   Corporation   (TFS),  a  wholly  owned  subsidiary  of
               Textainer Capital Corporation (TCC), the Managing General Partner of the Registrant, is responsible for the overall management of the business of the Registrant and at December 31, 2001 had 4 employees. Textainer Equipment Management Limited (TEM), an
               Associate General Partner, is responsible for the management of the leasing operations of the Registrant and at December 31, 2001 had a total of 157 employees.

(d)            Financial  Information  about Foreign and Domestic Operations and
               Export Sales.

               The Registrant is involved in the leasing of shipping containers to international shipping companies for use in world trade and approximately 13%, 15% and 15% of the Registrant's rental revenue during the years ended December 31, 2001, 2000 and 1999, respectively, was derived from operations sourced or terminated domestically. These percentages do not reflect the proportion of the Partnership's income from operations generated domestically or in domestic waterways. Substantially all of the Partnership's income from operations is derived from assets employed in foreign operations. See "Business of the Partnership" in the Registrant's Prospectus, as supplemented, and for a discussion of the risks of leasing containers for use in world trade see "Risk Factors and Forward-Looking Statements" in Item 7 herein.

ITEM 2.      PROPERTIES

As of December 31, 2001, the Registrant owned the following types and quantities of equipment:

         20-foot standard dry freight containers                           7,419
         40-foot standard dry freight containers                           9,765
         40-foot high cube dry freight containers                          7,377
                                                                         -------
                                                                          24,561
                                                                         =======

During December 2001, approximately 58% of these containers were on lease to international shipping companies, and the balance were being stored primarily at a large number of storage depots located worldwide. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition. At December 31, 2001, approximately 11% of the Partnership's off-lease equipment had been identified as being for sale. The Partnership expects more containers to be identified for sale as the Partnership begins its liquidation phase.

For information about the Registrant's property, see "Business of the Partnership" and "Risk Factors" in the Registrant's Prospectus, as supplemented. See also Item 7, "Results of Operations" regarding current and possible future write-downs of some of the Registrant's property.

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

(a)(1)(ii)          Inapplicable.

(a)(1)(iii)         Inapplicable.

(a)(1)(iv)          Inapplicable.

(a)(1)(v)           Inapplicable.

(a)(2)              Inapplicable.

(b)      Holders.

(b)(1) As of January 1, 2002, there were 7,577 holders of record of limited partnership interests in the Registrant.

(b)(2)              Inapplicable.

(c)      Dividends.

                    Inapplicable.

At December 31, 2001, the Registrant was paying distributions at an annualized rate equal to 5% of a Unit's initial cost, or $1.00 per Unit. For information about the amount of distributions paid during the five most recent fiscal years, see Item 6 "Selected Financial Data". Distributions are made monthly by the Registrant to its limited partners.

ITEM 701:           Inapplicable.




ITEM 6.      SELECTED FINANCIAL DATA

                                                           (Amounts in thousands except for per unit amounts)

                                                                         Years Ended December 31,
                                               ---------------------------------------------------------------------
                                                      2001          2000          1999           1998           1997
                                                      ----          ----          ----           ----           ----
Rental income.............................        $ 11,858      $ 15,135      $ 15,224       $ 18,904       $ 19,361

(Loss) income from operations.............        $ (1,433)     $  2,466      $   (179)      $  3,769       $  5,096

Net (loss) earnings.......................        $ (1,340)     $  2,710      $    (21)      $  3,886       $  5,173

Net (loss) earnings per unit of
  limited partner interest................        $  (0.23)     $   0.43      $  (0.02)      $   0.61       $   0.82

Distributions per unit of
  limited partner interest................        $   1.23      $   1.40      $   1.61       $   1.77       $   1.85

Distributions per unit of limited
   partner interest representing
   a return of capital....................        $   1.23      $   0.97      $   1.61       $   1.16       $   1.03

Total assets..............................        $ 49,045      $ 59,080      $ 64,803       $ 74,579       $ 82,248

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the years ended December 31, 2001, 2000 and 1999. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Textainer Financial Services Corporation (TFS) is the Managing General Partner of the Partnership and is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are Associate General Partners of the Partnership. The General Partners manage and control the affairs of the Partnership.

Liquidity and Capital Resources

From January 16, 1991 until May 4, 1992, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on February 11, 1991 and on May 4, 1992 the Partnership's offering of limited partnership interest was closed at $125,000.

In April 2002, the Partnership will enter its liquidation phase, which may last from two to six or more years depending on whether the containers are sold (i) in one or more large transactions or (ii) gradually, either as they reach the end of their useful marine lives or when an analysis indicates that their sale is warranted based on existing market conditions and the container's age, location and condition. The Partnership anticipates that all excess cash, after redemptions and working capital reserves, will be distributed to the general and limited partners on a monthly basis. These distributions will consist of cash from operations and/or cash from sales proceeds.

As the Partnership's container fleet decreases, cash from operations is expected to decrease, while cash from sales proceeds is expected to fluctuate based on the number of containers sold and the actual sales price per container received. Consequently, the Partnership anticipates that a large portion of all future distributions will be a return of capital.

The final termination and winding up of the Partnership, as well as payment of liquidating and/or final distributions, will occur at the end of the liquidation phase when all or substantially all of the Partnership's containers have been sold and the Partnership begins its dissolution.

The Partnership invests working capital, cash flow from operations prior to its distribution to the partners and proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. Rental income is the Partnership's principal source of liquidity and provides a major source of funds for distributions. Rental income has been adversely affected by current market conditions for leased containers, and these market conditions may continue or worsen. Market conditions are discussed more fully in "Results of Operations." The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited partners are currently receiving monthly distributions in an annualized amount equal to 5% of their original investment. During the year ended December 31, 2001, the Partnership declared cash distributions to limited partners pertaining to the period from December 2000 through November 2001, in the amount of $7,522. On a cash basis, $6,618 of these distributions was from current year operating activities and the remainder was from cash provided by previous years' operations that had not been distributed or used to purchase containers or redeem units. On a financial statement basis, all of these distributions were a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the year ended December 31, 2001, the Partnership redeemed 26,537 units for a total dollar amount of $198. The Partnership used cash flow from operations to pay for the redeemed units.

At December 31, 2001, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the years ended December 31, 2001 and 2000, was $6,895 and $9,953, respectively. The decrease of $3,058 or 31% was primarily attributable to the decrease in net (loss) earnings, adjusted for non-cash transactions and the fluctuations in gross accounts receivable, partially offset by fluctuations in due from affiliates, net. Net (loss) earnings, adjusted for non-cash transactions, decreased primarily due to the decline in rental income, which is discussed more fully in "Results of Operations". The decrease in gross accounts receivable of $818 during the year ended December 31, 2001 was primarily due to the decrease in rental income. The decrease in gross accounts receivable of $1,257 during the comparable period in 2000 was primarily due to the decrease in the average collection period of accounts receivable. The fluctuations in due from affiliates, net, resulted from timing differences in the payment of expenses, fees and distributions and the remittance of net rental revenues and sales proceeds, as well as fluctuations in these amounts.

For the year ended December 31, 2001, net cash provided by investing activities (the purchase and sale of containers) was $1,310 compared to net cash used in investing activities of $1,594 for the comparable period in 2000. Net cash provided by investing activities increased by $2,904 due to the decrease in cash used for container purchases offset by the decrease in proceeds from container sales. Cash used for container purchases decreased due to the Partnership purchasing fewer containers at a lower average cost during the year ended
December 31, 2001 than in the same period in 2000. This decrease was partially offset by the timing differences in the accrual and payment of these purchases. The Partnership sold more containers in low demand locations during the year ended December 31, 2001 than in the same period in 2000, but a decrease in the average sales price and timing differences in the accrual and receipt of these sales proceeds resulted in the decrease in total proceeds from container sales between the periods. The sales prices received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. Until market conditions improve in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations as well as other containers as the Partnership begins its liquidation phase as discussed above. The number of containers sold, both in low demand locations and elsewhere, as well as the average sales price, will affect how much the Partnership will pay in future distributions.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the years ended December 31, 2001, 2000 and 1999, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                    2001        2000        1999
                                                    ----        ----        ----

     Beginning container fleet...............     27,152      27,225      29,237
     Ending container fleet..................     24,561      27,152      27,225
     Average container fleet.................     25,857      27,189      28,231


The average container fleet decreased 5% and 4% from the years ended December 31, 2000 to 2001 and from December 31, 1999 to 2000, respectively, primarily due to sales of containers. Although sales proceeds were used to purchase additional containers, fewer containers were bought than sold as used container sales prices were lower than new container prices. The Partnership's primary source of funds for container purchases was sales proceeds. The Partnership expects that the size of its container fleet will further decline as the Partnership begins its liquidation phase in April 2002. As the Partnership's container fleet decreases, rental income is expected to decrease as well.

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 64%, 78% and 72% on average during the years ended December 31, 2001, 2000 and 1999, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At December 31, 2001, the Partnership's off-lease containers (in units) were located in the following locations:

      America                                   2,552
      Europe                                    1,284
      Asia                                      6,123
                                                -----
      Total off-lease containers                9,959
                                                =====

At December 31, 2001 approximately 11% of the Partnership's off-lease containers had been specifically identified as for sale.

In addition to utilization, rental income is affected by daily rental rates, which declined slightly between the periods, as discussed below.

The following is a comparative analysis of the results of operations for the years ended December 31, 2001, 2000 and 1999.

The Partnership's (loss) income from operations for the years ended December 31, 2001 and 2000 was ($1,433) and $2,466, respectively, on rental income of $11,858 and $15,135, respectively. The decrease in rental income of $3,277, or 22%, from the year ended December 31, 2000 to the year ended December 31, 2001 was attributable to the decrease in container rental income, partially offset by the increase in other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $3,284, or 24%, primarily due to the decreases in average on-hire utilization of 18%, average fleet size of 5% and average rental rates of 5% between the periods. The majority of the Partnership's rental income was generated from the leasing of the Partnership's containers under master operating leases.

The Partnership's income (loss) from operations for the years ended December 31, 2000 and 1999 was $2,466 and ($179), respectively, on rental income of $15,135 and $15,224, respectively. The decrease in rental income of $89, or 1%, from the year ended December 31, 1999 to the year ended December 31, 2000 was attributable to a decrease in other rental income, offset by an increase in income from container rentals. Income from container rentals, increased $258, or 2%, primarily due to the increase in average on-hire utilization of 8%, offset by the decreases in the average container fleet of 4% and average rental rates of 4%.

In the fourth quarter of 2000, utilization began to decline and continued to decline during 2001 and into the beginning of 2002. This decline was due to lower overall demand by shipping lines for leased containers, which is primarily a result of the worldwide economic slowdown. Two other factors are currently reducing the demand for leased containers. Shipping lines have added larger vessels to their fleets, which combined with lower cargo volume growth, has made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in vessel capacity for the shipping lines. This increase in vessel capacity amounted to 12% in 2001. An additional increase in vessel capacity of approximately 12% is expected in 2002, because the shipping lines placed orders for additional ships before recognizing the slowdown in world trade. To the extent that this increased vessel capacity remains underutilized, shipping lines may seek to cut costs in order to sustain profits or reduce losses, which may put further downward pressure on demand for containers.

As a result of the lower demand, the trade imbalance between Asia and North America and Asia and Europe has eased slightly. Combined with the excess vessel capacity, these factors have made it easier, although not necessarily less expensive, to reposition containers. During the year ended December 31, 2001, the Partnership was able to reposition newer containers from low demand locations in North America and Europe to historically higher demand locations in Asia. As a consequence, the build-up of containers in North America and Europe, which persisted over the past several years, has eased slightly. For the number of off-lease containers located in the lower demand locations of America and Europe, see chart above.

Nevertheless, the Partnership continues to sell (rather than reposition) some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during the year ended December 31, 2001 and 2000 were older containers. The expected economic benefit of continuing to own these containers was significantly less than that of newer containers. This was due to their shorter remaining marine life, the cost to reposition them and the shipping lines' preference for leasing newer containers when they have a choice.

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

Despite the decline in demand for leased containers discussed above and the decline in new container purchase prices, rental rates were comparable during these periods. Until such time as the worldwide economies improve, particularly those of the United States and Europe, and cargo volumes increase to the point where this year's 12% increase in worldwide vessel capacity is absorbed, there may be no significant improvements in utilization or rental rates.

The General Partners do not foresee material changes in existing market conditions for the near term. Should there be a worldwide recession, demand for leased containers could decline further and result in a decline in lease rates and further declines in utilization and container sale prices, adversely affecting the Partnership's operating results.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the year ended December 31, 2001, other rental income was $1,467, an increase of $7 from the equivalent period in 2000. The increase was primarily due to an increase in location income of $169, offset by decreases in handling and DPP income of $121 and $43, respectively. Location income increased primarily due to the decline in credits granted to lessees for picking up containers from surplus locations as there were fewer lease-out opportunities for which credits could be offered. Handling income decreased despite the increase in the average handling charge per container, due to the decrease in container movement from the year ended December 31, 2000 to the equivalent period in 2001. DPP income declined due to a decrease in the number of containers covered under DPP, offset by an increase in the average DPP price charged per container.

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

Direct container expenses increased $339, or 9% from the year ended December 31, 2000 to the same period in 2001, primarily due to an increase in storage expense of $885, offset by decreases in repositioning, maintenance, and handling expenses of $233, $155, and $89, respectively. Storage expense increased due to the decrease in average utilization noted above and a higher average storage cost per container. Repositioning expense decreased due to a decrease in the average repositioning cost per container. The decrease was offset by the inclusion of certain credits given to lessees to reposition containers which had previously been applied against location income as noted above and a slight increase in the number of containers repositioned during the year ended December 31, 2001 compared to the same period in 2000. Maintenance expense decreased due to the decrease in the number of containers requiring maintenance and a decrease in the average maintenance cost per container. The decline in handling expense was primarily due to a decline in container movement.

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

Bad debt (benefit) expense was ($44), ($23) and $353 for the years ended December 31, 2001, 2000 and 1999, respectively. The fluctuations in bad debt benefit/expense reflect the required adjustment to the bad debt reserve and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The benefits recorded during the years ended December 31, 2001 and 2000 reflect lower reserve requirements from the previous year and the expense recorded during the year ended December 31, 1999 reflects a greater reserve requirement from the previous year.

Depreciation expense decreased $365, or 6%, and $402, or 7%, from the years ended December 31, 2000 to 2001 and December 31, 1999 to 2000, respectively, primarily due to the declines in the average fleet size.

New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 2001 and 2000 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the years ended December 31, 2001, 2000 and 1999 the Partnership recorded write-down expenses of $1,110, $595 and $733, respectively, on 1,841, 890 and 1,398 containers identified as for sale and requiring a reserve. At December 31, 2001 and 2000, the net book value of the 1,054 and 283 containers identified as for sale was $1,667 and $493, respectively.

The Partnership sold 1,091 of these previously written down containers for a loss of $119 during the year ended December 31, 2001 and sold 984 previously written down containers for a loss of $57 during the same period in 2000. During the year ended December 31, 1999, the Partnership sold 1,998 previously written down containers for a loss of $290. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sale prices.

The Partnership also sold containers that had not been written down and recorded losses of $576, $84 and $691 during the years ended December 31, 2001, 2000 and 1999, respectively.

As more containers are subsequently identified for sale or if container sales prices decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amount of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

Management fees to affiliates decreased $278 or 20% and $70 or 5%, from the years ended December 31, 2000 to 2001 and December 31, 1999 to 2000, respectively. The decreases were due to decreases in both equipment and incentive management fees. Equipment management fees decreased due to the decrease in rental income, upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for these periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital decreased $53 due to (i) decreases in the limited partner distributions percentages from 7% to 5% of initial partners' capital in July 2001 and from 8.25% to 7% in October 1999 and (ii) decreases in partners' capital due to redemptions of limited partners units during the years ended December 31, 2001, 2000 and 1999.

General and administrative costs to affiliates decreased $131 or 18% and $49 or 6%, from the years ended December 31, 2000 to 2001 and December 31, 1999 to 2000, respectively. These decreases were primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

The Partnership Agreement provides for the ongoing payment to the General Partners of the management fees and the reimbursement of the expenses discussed above. Since these fees and expenses are established by the Agreement, they cannot be considered the result of arms' length negotiations with third parties. The Partnership Agreement was formulated at the Partnership's inception and was part of the terms upon which the Partnership solicited investments from its limited partners. The business purpose of paying the General Partners these fees is to compensate the General Partners for the services they render to the Partnership. Reimbursement for expenses is made to offset some of the costs incurred by the General Partners in managing the Partnership and its container fleet. More details about these fees and expenses are included in footnote 2 to the Financial Statements.

Loss on sale of containers increased $554 from the year ended December 31, 2000 to the comparable period in 2001. The increase was primarily due to the Partnership selling more containers at a lower average sales price during the year ended December 31, 2001, compared to the same period in 2000.

Loss on sale of containers was $141 and $981 during the years ended December 31, 2000 and 1999, respectively. The decrease in loss on sale of containers was primarily due to the Partnership selling fewer containers during the year ended December 31, 2000 than in the same period in 1999. The decline in the number of container sold was primarily due to there being fewer lower demand locations and fewer containers in these locations, the latter resulting primarily from previous sales efforts.

Net earnings per limited partnership unit fluctuated from earnings of $0.43 to a loss of $0.23 from the year ended December 31, 2000 to the equivalent period in 2001, reflecting the decrease in net earnings allocated to limited partners from earnings of $2,620 to a loss of $1,419, respectively. Net earnings per limited partnership unit increased from a loss of $0.02 to earnings of $0.43 from the year ended December 31, 1999 to the comparable period in 2000, reflecting the increase in net earnings allocated to limited partners from a loss of $125 to earnings of $2,620, respectively. The allocation of net earnings (loss) for the years ended December 31, 2001, 2000 and 1999 included a special allocation of gross income to the General Partners of $92, $63, and $104, respectively, in accordance with the Partnership Agreement.

Critical Accounting Policies and Estimates

The Partnership's discussion and analysis of its financial condition and results of operations are based upon the Partnership's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Partnership's management evaluates its estimates on an on-going basis, including those related to the container rental equipment, accounts receivable and accruals.

These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

The Partnership's management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of its lessees to make required payments. These allowances are based on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. If the financial condition of the Partnership's lessees were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would adversely affect the Partnership's operating results.

The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. These estimates are based upon assumptions about future demand for leased containers and the estimated sales price at the end of the container's useful life. If these estimates were subsequently revised based on permanent changes in the container leasing market, the Partnership would revise its depreciation policy, which could adversely affect the Partnership's operating results.

Additionally, the recoverability of the recorded amounts of containers is evaluated to ensure that the recorded amount does not exceed the estimated fair value of the containers. If it is determined that the recorded amount exceeds the estimated fair value, the Partnership writes down the value of those containers. In determining the estimated fair value, assumptions are made regarding future demand and market conditions for leased containers as well as for used containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required. Any additional write-downs would adversely affect the Partnership's operating results.

Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Statement will be effective on January 1, 2002 and the Partnership is currently assessing the impact adoption will have on the financial condition and operating results of the Partnership.

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

Other risks of the Partnership's leasing operations include competition, the cost of repositioning containers after they come off-lease, the risk of an uninsured loss, including bad debts, increases in maintenance expenses or other costs of operating the containers, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Risk Factors" in the Partnership's Prospectus, as supplemented, for additional information on risks of the Partnership's business. See "Critical Accounting Policies and Estimates" above for information on the Partnership's critical accounting policies and how changes in those estimates could adversely affect the Partnership's results of operations.

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

Attached pages 15 to 28.

                          Independent Auditors' Report
                          ----------------------------


The Partners
Textainer Equipment Income Fund III, L.P.:

We have audited the accompanying balance sheets of Textainer Equipment Income Fund III, L.P. (a California limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Textainer Equipment Income Fund III, L.P. as of December 31, 2001 and 2000, and the results of its operations, its partners' capital and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



                                  /s/ KPMG LLP



San Francisco, California
February 11, 2002


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Balance Sheets

December 31, 2001 and 2000
(Amounts in thousands)
----------------------------------------------------------------------------------------------------------

                                                                           2001                 2000
                                                                     ----------------     ----------------
Assets
Container rental equipment, net of accumulated
   depreciation of  $42,049 (2000:  $42,262)                         $        42,867      $        52,490
Cash                                                                           3,253                2,875
Accounts receivable, net of allowance for doubtful
   accounts of $232 (2000: $465)                                               2,455                2,993
Due from affiliates, net (note 2)                                                454                  707
Prepaid expenses                                                                  16                   15
                                                                     ----------------     ----------------

                                                                     $        49,045      $        59,080
                                                                     ================     ================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                  $           490      $           492
   Accrued liabilities                                                           331                  398
   Accrued recovery costs (note 1(j))                                            194                  193
   Accrued damage protection plan costs (note 1(k))                              162                  279
   Warranty claims (note 1(l))                                                    69                  109
   Deferred quarterly distributions (note 1(g))                                   54                   79
   Container purchases payable                                                     -                  646
                                                                     ----------------     ----------------

      Total liabilities                                                        1,300                2,196
                                                                     ----------------     ----------------

Partners' capital:
   General partners                                                                -                    -
   Limited partners                                                           47,745               56,884
                                                                     ----------------     ----------------

      Total partners' capital                                                 47,745               56,884
                                                                     ----------------     ----------------


                                                                     $        49,045      $        59,080
                                                                     ================     ================

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Operations

Years ended December 31, 2001, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------------------------------------

                                                               2001               2000              1999
                                                         -----------------   ---------------   ---------------
Rental income                                            $         11,858    $       15,135    $       15,224
                                                         -----------------   ---------------   ---------------

Costs and expenses:
      Direct container expenses                                     4,190             3,851             4,693
      Bad debt (benefit) expense                                      (44)              (23)              353
      Depreciation (note 1(e))                                      5,381             5,746             6,148
      Write-down of containers (note 1(e))                          1,110               595               733
      Professional fees                                                30                62                70
      Management fees to affiliates (note 2)                        1,126             1,404             1,474
      General and administrative costs
        to affiliates (note 2)                                        605               736               785
      Other general and administrative costs                          198               157               166
      Loss on sale of containers                                      695               141               981
                                                         -----------------   ---------------   ---------------

                                                                   13,291            12,669            15,403
                                                         -----------------   ---------------   ---------------

      (Loss) income from operations                                (1,433)            2,466              (179)
                                                         -----------------   ---------------   ---------------

Other  income:
      Interest income                                                  93               244               158
                                                         -----------------   ---------------   ---------------

                                                                       93               244               158
                                                         -----------------   ---------------   ---------------

      Net (loss) earnings                                $         (1,340)   $        2,710    $          (21)
                                                         =================   ===============   ===============

Allocation of net (loss) earnings (note 1(g)):
      General partners                                   $             79    $           90    $          104
      Limited partners                                             (1,419)            2,620              (125)
                                                         -----------------   ---------------   ---------------

                                                         $         (1,340)   $        2,710    $          (21)
                                                         =================   ===============   ===============
Limited partners' per unit share
      of net (loss) earnings                             $          (0.23)   $         0.43    $        (0.02)
                                                         =================   ===============   ===============
Limited partners' per unit share
      of distributions                                   $           1.23    $         1.40    $         1.61
                                                         =================   ===============   ===============
Weighted average number of limited
      partnership units outstanding (note 1(m))                 6,095,766         6,127,711         6,136,934
                                                         =================   ===============   ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

Years ended December 31, 2001, 2000 and 1999
(Amounts in thousands)
-----------------------------------------------------------------------------------------------------

                                                              Partners' Capital
                                           ----------------------------------------------------------
                                              General                Limited               Total
                                           --------------         -------------        --------------

Balances at December 31, 1998              $           -          $     73,166         $      73,166

Distributions                                       (104)               (9,873)               (9,977)

Redemptions (note 1(n))                                -                  (157)                 (157)

Net loss                                             104                  (125)                  (21)
                                           --------------         -------------        --------------

Balances at December 31, 1999                          -                63,011                63,011
                                           --------------         -------------        --------------


Distributions                                        (90)               (8,581)               (8,671)

Redemptions (note 1(n))                                -                  (166)                 (166)

Net earnings                                          90                 2,620                 2,710
                                           --------------         -------------        --------------

Balances at December 31, 2000                          -                56,884                56,884
                                           --------------         -------------        --------------


Distributions                                        (79)               (7,522)               (7,601)

Redemptions (note 1(n))                                -                  (198)                 (198)

Net loss                                              79                (1,419)               (1,340)
                                           --------------         -------------        --------------

Balances at December 31, 2001              $           -          $     47,745         $      47,745
                                           ==============         =============        ==============


See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Cash Flows
Years ended December 31, 2001, 2000 and 1999
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------------------------

                                                                                2001               2000               1999
                                                                          ---------------    ---------------    --------------
Cash flows from operating activities:
   Net (loss) earnings                                                    $       (1,340)    $        2,710     $         (21)
   Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
         Depreciation and container write-downs                                    6,491              6,341             6,881
         (Decrease) increase in allowance for doubtful accounts                     (233)              (291)              317
         Loss on sale of containers                                                  695                141               981
         Decrease (increase)  in assets:
            Accounts receivable                                                      818              1,257               145
            Due from affiliates, net                                                 690               (211)               31
            Prepaid expenses                                                          (1)                 3                 8
         (Decrease) increase in liabilities:
            Accounts payable and accrued liabilities                                 (69)               172                53
            Accrued recovery costs                                                     1                 28                49
            Accrued damage protection plan costs                                    (117)              (157)              145
            Warranty claims                                                          (40)               (40)              (39)
                                                                          ---------------    ---------------    --------------

            Net cash provided by operating activities                              6,895              9,953             8,550
                                                                          ---------------    ---------------    --------------

Cash flows from investing activities:
     Proceeds from sale of containers                                              2,744              3,030             4,947
     Container purchases                                                          (1,434)            (4,624)           (3,446)
                                                                          ---------------    ---------------    --------------

            Net cash provided by (used in) investing activities                    1,310             (1,594)            1,501
                                                                          ---------------    ---------------    --------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                        (198)              (166)             (157)
    Distributions to partners                                                     (7,629)            (8,673)           (9,994)
                                                                          ---------------    ---------------    --------------

            Net cash used in financing activities                                 (7,827)            (8,839)          (10,151)
                                                                          ---------------    ---------------    --------------

Net increase (decrease) in cash                                                      378               (480)             (100)

Cash at beginning of period                                                        2,875              3,355             3,455
                                                                          ---------------    ---------------    --------------

Cash at end of period                                                     $        3,253     $        2,875     $       3,355
                                                                          ===============    ===============    ==============



See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Cash Flows - Continued

Years ended December 31, 2001, 2000 and 1999
(Amounts in thousands)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of December 31, 2001, 2000, 1999 and 1998, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

                                                                     2001          2000           1999           1998
                                                                     ----          ----           ----           ----
Container purchases included in:
   Due (from) to affiliates..............................            $ (7)         $  -           $  -           $ 16
   Container purchases payable...........................               -           646            243             56

Distributions to partners included in:
   Due to affiliates.....................................               5             8              8              9
   Deferred quarterly distributions......................              54            79             81             97

Proceeds from sale of containers included in:
   Due from affiliates...................................             708           281            601            812

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

                                                                                   2001           2000           1999
                                                                                   ----           ----           ----

Container purchases recorded.........................................            $  781         $5,027         $3,617
Container purchases paid.............................................             1,434          4,624          3,446

Distributions to partners declared...................................             7,601          8,671          9,977
Distributions to partners paid.......................................             7,629          8,673          9,994

Proceeds from sale of containers recorded............................             3,171          2,710          4,736
Proceeds from sale of containers received............................             2,744          3,030          4,947

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying  values of containers  transferred  during the years ended December
31, 2001, 2000 and 1999 were $47, $102 and $134, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Notes to Financial Statements

Years ended December 31, 2001, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

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

     In April 2002, the Partnership will begin its liquidation phase. This phase may last from two to six or more years depending on whether the containers are sold (i) in one or more large transactions or (ii) gradually, either as they reach the end of their useful marine lives or when an analysis indicates that their sale is warranted based on existing market conditions and the container's age, location and condition. The Partnership anticipates that all excess cash, after redemptions and working capital reserves, will be distributed to the limited and general partners on a monthly basis.

     The final termination and winding up of the Partnership, as well as payment of liquidating and/or final distributions, will occur at the end of the liquidation phase when all or substantially all of the Partnership's containers have been sold and the Partnership begins its dissolution.

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

     (c) Critical Accounting Policies and Estimates

     Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Partnership's management evaluates its estimates on an on-going basis, including those related to the container rental equipment, accounts receivable and accruals.

     These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

     The Partnership's management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

     The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of its lessees to make required payments. These allowances are based on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. If the financial condition of the Partnership's lessees were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. These estimates are based upon assumptions about future demand for leased containers and the estimated sales price at the end of the container's useful life. If these estimates were subsequently revised based on permanent changes in the container leasing market, the Partnership would revise its depreciation policy.

     Additionally, the recoverability of the recorded amounts of containers is evaluated to ensure that the recorded amount does not exceed the estimated fair value of the containers. If it is determined that the recorded amount exceeds the estimated fair value, the Partnership writes down the value of those containers. In determining the estimated fair value, assumptions are made regarding future demand and market conditions for leased containers as well as for used containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required.

     (d)  Fair Value of Financial Instruments

     In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 2001 and 2000, the fair value of the Partnership's financial instruments (cash, accounts receivable and current liabilities) approximates the related book value of such instruments.

     (e)  Container Rental Equipment

     Container rental equipment is recorded at the cost of the assets purchased, which includes acquisition fees, less accumulated depreciation charged. Depreciation of new containers is computed using the straight-line method over an estimated useful life of 12 years to a 28% salvage value. Used containers are depreciated based upon their estimated remaining useful life at the date of acquisition (from 2 to 11 years). When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the equipment accounts and any resulting gain or loss is recognized in income for the period.

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

     New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 2001 and 2000 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost of sales. During the years ended December 31, 2001, 2000 and 1999 the Partnership recorded write-down expenses of $1,110, $595 and $733, respectively, on 1,841, 890 and 1,398 containers identified as for sale and requiring a reserve. At December 31, 2001 and 2000, the net book value of the 1,054 and 283 containers identified as for sale was $1,667 and $493, respectively.

     The Partnership sold 1,091 of these previously written down containers for a loss of $119 during the year ended December 31, 2001 and sold 984 previously written down containers for a loss of $57 during the same period in 2000. During the year ended December 31, 1999, the Partnership sold 1,998 previously written down containers for a loss of $290. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sale prices.

     The Partnership also sold containers that had not been written down and recorded losses of $576, $84 and $691 during the years ended December 31, 2001, 2000 and 1999, respectively.

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

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

     SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Statement will be effective on January 1, 2002 and the Partnership is currently assessing the impact adoption will have on the financial condition and operating results of the Partnership.

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

     No single lessee accounted for more than 10% of the Partnership's revenues for the years ended December 31, 2001, 2000 and 1999.

     (g)  Allocation of Net Earnings (Loss) and Partnership Distributions

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

     Actual cash distributions to the Limited Partners differ from the allocated net earnings (losses) as presented in these financial statements because cash distributions are based on cash available for distribution. Cash distributions are paid to the general and limited partners on a monthly basis in accordance with the provisions of the Partnership Agreement. Some limited partners have elected to have their distributions paid quarterly. The Partnership has recorded deferred distributions of $54 and $79 at December 31, 2001 and 2000, respectively.

     (h)  Income Taxes

     The Partnership is not subject to income taxes. Accordingly, no provision for income taxes has been made. The Partnership files federal and state information returns only. Taxable income or loss is reportable by the individual partners.

     (i)  Acquisition Fees

     In accordance with the Partnership Agreement, acquisition fees equal to 5% of the container purchase price were paid to TEM. These fees are capitalized as part of the cost of the containers.

     (j)  Recovery Costs

     The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At December 31, 2001 and 2000, the amounts accrued were $194 and $193, respectively.

     (k)  Damage Protection Plan

     The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and provide a reserve sufficient to cover the estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Operations and the related reserve at December 31, 2001 and 2000, was $162 and $279, respectively.

     (l)  Warranty Claims

     During 1992 and 1995, the Partnership settled warranty claims against a container manufacturer. The Partnership is amortizing the settlement amounts over the remaining estimated useful lives of the applicable containers (between six and seven years), reducing maintenance and repair costs over that time. At December 31, 2001 and 2000, the unamortized portion of the settlement amount was equal to $69 and $109, respectively.

     (m)  Limited   Partners'  Per  Unit  Share  of  Net  Earnings   (Loss)  and
     Distributions

     Limited partners' per unit share of both net earnings (loss) and distributions were computed using the weighted average number of units outstanding during the years ended December 31, 2001, 2000 and 1999, which were 6,095,766, 6,127,711, and 6,136,934, respectively.

     (n)  Redemptions

     The following redemption offerings were consummated by the Partnership during the years ended December 31, 2001, 2000 and 1999:

                                                         Units                 Average
                                                       Redeemed           Redemption Price           Amount Paid
                                                       --------           ----------------           -----------

      Total Partnership redemptions as of
        December 31, 1998.....................           96,140                $ 14.04                  $1,350
                                                        -------                                          -----

      Year ended December 31, 1999:
            1st quarter.......................           16,926                $  9.28                     157
                                                        -------                                          -----

      Year ended December 31, 2000:
            1st quarter.......................              500                $  7.50                       4
            3rd quarter.......................           12,921                $  7.26                      94
            4th quarter.......................            9,051                $  7.51                      68
                                                        -------                                          -----
                                                         22,472                $  7.39                     166
                                                        -------                                          -----

      Year ended December 31, 2001:
            1st quarter.......................           13,686                $  8.00                     109
            3rd quarter.......................            7,188                $  7.03                      51
            4th quarter.......................            5,663                $  6.65                      38
                                                        -------                                          -----
                                                         26,537                $  7.45                     198
                                                        -------                                          -----

      Total Partnership redemptions as of
        December 31, 2001.....................          162,075                $ 11.55                  $1,871
                                                        =======                                          =====

      The redemption price is fixed by formula.


Note 2.  Transactions with Affiliates

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $32, $239, and $172 of container acquisition fees as part of container rental equipment costs during the years ended December 31, 2001, 2000 and 1999, respectively. The Partnership incurred $308, $361, and $410 of incentive management fees during each of the three years ended December 31, 2001, 2000 and 1999, respectively. No equipment liquidation fees were incurred during these periods.

     The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net, at December 31, 2001 and 2000.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to master operating leases and 2% of gross lease revenues attributable to direct finance leases. For the years ended December 31, 2001, 2000 and 1999, equipment management fees totaled $818, $1,043, and $1,064, respectively.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TFS. Total general and administrative costs allocated to the Partnership were as follows:

                                                 2001         2000         1999
                                                 ----         ----         ----

               Salaries                         $ 363        $ 380        $ 437
               Other                              242          356          348
                                                  ---          ---          ---
                 Total general and
                    administrative costs        $ 605        $ 736        $ 785
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

                                                 2001         2000         1999
                                                 ----         ----         ----

               TEM                              $ 529        $ 641        $ 701
               TFS                                 76           95           84
                                                  ---          ---          ---
                 Total general and
                    administrative costs        $ 605        $ 736        $ 785
                                                  ===          ===          ===

     The General Partners may acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. One or more General Partners may also arrange for the purchase of containers in its or their names, and the Partnership may then take title to the containers by paying the seller directly. In addition, the General Partners are entitled to an acquisition fee for containers acquired by the Partnership under any of these arrangements.


     At December 31, 2001 and 2000, due from affiliates, net, is comprised of:

                                                            2001           2000
                                                            ----           ----
             Due from affiliates:
                 Due from TEM...........................    $502           $755
                                                             ---            ---

             Due to affiliates:
                 Due to TFS.............................      25             36
                 Due to TCC.............................      22             11
                 Due to TL..............................       1              1
                                                             ---            ---
                                                              48             48
                                                             ---            ---

             Due from affiliates, net                       $454           $707
                                                             ===            ===

     These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses, fees and distributions described above or in the accrual and remittance of net rental revenues and container sales proceeds from TEM.

Note 3.  Lease Rental Income (unaudited)

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at December 31, 2001 and 2000:

                                                      2001                  2000
                                                      ----                  ----

             On-lease under master leases            9,345                15,282
             On-lease under long-term leases         5,257                 5,349
                                                    ------                ------

             Total on-lease containers              14,602                20,631
                                                    ======                ======

     Under master lease agreements, the lessee is not committed to lease a minimum number of containers from the Partnership during the lease term and may generally return any portion or all the containers to the Partnership at any time, subject to certain restrictions in the lease agreement. Under long-term lease agreements, containers are usually leased from the Partnership for periods of between three to five years. Such leases are generally cancelable with a penalty at the end of each twelve-month period. Under direct finance leases, the containers are usually leased from the Partnership for the remainder of the container's useful life with a purchase option at the end of the lease term.

     The remaining containers are off-lease and are being stored primarily at a large number of storage depots in the following locations:

                America                                2,552
                Europe                                 1,284
                Asia                                   6,123
                                                       -----

                Total off-lease containers             9,959
                                                       =====


     At December 31, 2001 approximately 11% of the Partnership's off-lease containers had been specifically identified as for sale.


Note 4.   Income Taxes

     At December 31, 2001, 2000 and 1999, there were temporary differences of $34,315, $40,667, and $44,589, respectively, between the financial statement carrying value of certain assets and liabilities and the federal income tax basis of such assets and liabilities. The reconciliation of net income (loss) for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                            2001               2000           1999
                                                                            ----               ----           ----
      Net (loss) income per financial statements...............          $(1,341)           $ 2,710        $   (21)

      (Decrease) increase in provision for bad debt............             (233)              (291)           317
      Depreciation for federal income tax purposes
        less than depreciation for
       financial statement purposes............................            3,024              1,571          2,373
      Gain on sale of fixed assets for federal income
        tax purposes in excess of gain/loss recognized
        for financial statement purposes.......................            3,718              2,839          5,588
      (Decrease) increase in damage protection plan costs......             (117)              (157)           145
      Warranty reserve income for tax purposes in excess
        of financial statement purposes........................              (40)               (40)           (39)
                                                                          ------             ------         ------

      Net income for federal income tax purposes...............          $ 5,011            $ 6,632        $ 8,363
                                                                          ======             ======         ======





TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Selected Quarterly Financial Data
-----------------------------------------------------------------------------------------------------------------------

The following is a summary of selected quarterly financial data for the years ended
December 31, 2001, 2000 and 1999:
                                                                              (Amounts in thousands)
                                                                                2001 Quarters Ended
                                                             ----------------------------------------------------------
                                                              Mar. 31          June 30         Sept. 30        Dec. 31
                                                             ----------------------------------------------------------
Rental income                                                 $ 3,373          $ 2,984          $ 2,909        $ 2,592

Loss from operations                                          $   (68)         $  (132)         $  (171)       $(1,062)

Net loss                                                      $   (32)         $  (108)         $  (153)       $(1,047)

Limited partners' share of net loss                           $   (54)         $  (131)         $  (171)       $(1,063)

Limited partners' share of distributions                      $ 2,137          $ 2,135          $ 1,728        $ 1,522


                                                                                2000 Quarters Ended
                                                             ----------------------------------------------------------
                                                              Mar. 31          June 30         Sept. 30        Dec. 31
                                                             ----------------------------------------------------------

Rental income                                                 $ 3,782          $ 3,824          $ 3,761        $ 3,768

Income from operations                                        $   357          $   801          $   702        $   606

Net earnings                                                  $   413          $   873          $   765        $   659

Limited partners' share of net earnings                       $   390          $   851          $   742        $   637

Limited partners' share of distributions                      $ 2,148          $ 2,148          $ 2,144        $ 2,141

                                                                                1999 Quarters Ended
                                                             ----------------------------------------------------------
                                                              Mar. 31          June 30         Sept. 30        Dec. 31
                                                             ----------------------------------------------------------

Rental income                                                 $ 3,866          $ 3,607          $ 3,820        $ 3,931

(Loss) income from operations                                 $   (39)         $  (899)         $   170        $   589

Net earnings (loss)                                           $     8          $  (857)         $   200        $   628

Limited partners' share of net earnings (loss)                $   (19)         $  (910)         $   173        $   631
-
Limited partners' share of distributions                      $ 2,534          $ 2,532          $ 2,531        $ 2,276


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been none.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has no officers or directors.

As described in the Prospectus, the Registrant's three original general partners were TCC, TEM and Textainer Inc. (TI), which comprised the original Textainer Group. Effective October 1, 1993, the Textainer Group restructured its organization by forming a new holding company, Textainer Group Holdings Limited
(TGH), and the shareholders of the underlying companies which include the General Partners accepted shares in TGH in exchange for their shares in the individual companies. Textainer Financial Services Corporation (TFS) is the Managing General Partner of the Partnership (prior to its name change on April 4, 1994, TFS was known as Textainer Capital Corporation). TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC) (prior to its name change on April 4, 1994, TCC was known as Textainer (Delaware) Inc.). Textainer Equipment Management Limited (TEM) is an Associate General Partner of the Partnership. TI was an Associate General Partner of the Partnership through September 30, 1993 when it was replaced in that capacity by Textainer Limited (TL), pursuant to the corporate restructuring effective October 1, 1993, which caused TFS, TEM and TL to fall under the common ownership of TGH. Pursuant to this restructuring, TI transferred substantially all of its assets including all of its rights and duties as Associate General Partner to TL. This transfer was effective from October 1, 1993. The end result was that TFS now serves as the Managing General Partner and TEM and TL now serve as the Associate General Partners. The Managing General Partner and Associate General Partners are collectively referred to as the General Partners and are wholly-owned subsidiaries of TGH. The General Partners also act in this capacity for other limited partnerships.

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

Section 16(a) Beneficial Ownership Reporting Compliance.
--------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's General Partners, policy-making officials and persons who beneficially own more than ten percent of the Units to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to the Partnership.

Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 2001, all Section 16(a) filing requirements were complied with. No member of management, or beneficial owner owned more than 10 percent of any interest in the Partnership. None of the individuals subject to section 16(a) failed to file or filed late any reports of transactions in the Units.


The directors and executive officers of the General Partners are as follows:

Name                             Age     Position
----                             ---     --------
Neil I. Jowell                   68      Director and Chairman of TGH, TEM, TL, TCC and TFS
John A. Maccarone                57      President, CEO and Director of TGH, TEM, TL, TCC and TFS
James E. Hoelter                 62      Director of TGH, TEM, TL, TCC and TFS
Alex M. Brown                    63      Director of TGH, TEM, TL, TCC and TFS
Harold J. Samson                 80      Director of TGH and TL
Philip K. Brewer                 45      Senior Vice President - Asset Management Group and Director of TEM and TL
Robert D. Pedersen               42      Senior Vice President - Leasing Group, Director of TEM
Ernest J. Furtado                46      Senior Vice  President , CFO and  Secretary  of TGH,  TEM,  TL, TCC and TFS,
                                         Director of TEM, TCC and TFS
Gregory W. Coan                  38      Vice President and Chief Information Officer of TEM
Wolfgang Geyer                   48      Regional Vice President - Europe
Mak Wing Sing                    44      Regional Vice President - South Asia
Masanori Sagara                  46      Regional Vice President - North Asia
Stefan Mackula                   49      Vice President -  Equipment Resale
Anthony C. Sowry                 49      Vice President - Corporate Operations and Acquisitions
Richard G. Murphy                49      Vice President - Risk Management
Janet S. Ruggero                 53      Vice President - Administration and Marketing Services
Jens W. Palludan                 51      Regional Vice President - Americas and Logistics
Isam K. Kabbani                  67      Director of TGH and TL
James A. C. Owens                62      Director of TGH and TL
S. Arthur Morris                 68      Director of TGH, TEM and TL
Dudley R. Cottingham             50      Assistant Secretary, Vice President and Director of TGH, TEM and TL
Nadine Forsman                   34      Controller of TCC and TFS

     Neil I. Jowell is Director and Chairman of TGH, TEM, TL, TCC, and TFS and a member of the Investment Advisory Committee (see "Committees" below). He has served on the Board of Trencor Ltd. since 1966 and as Chairman since 1973. He is also a director of Mobile Industries, Ltd. (1969 to present), an affiliate of Trencor, and a non-executive director of Forward Corporation Ltd. (1993 to present). Trencor is a publicly traded diversified industrial group listed on the Johannesburg Stock Exchange. Its business is the leasing, owning, managing and financing of marine cargo containers worldwide and the manufacture and export of containers for international markets. In South Africa, it is engaged in manufacturing, trading and exports of general commodities. Trencor also has an interest in Forward Corporation Ltd., a publicly traded holding company listed on the Johannesburg Stock Exchange. It has interests in industrial and consumer businesses operating in South Africa and abroad. Mr. Jowell became affiliated with the General Partners and its affiliates when Trencor became, through its beneficial ownership in two controlled companies, a major shareholder of the Textainer Group in 1992. Mr. Jowell has over 36 years' experience in the transportation industry. He holds an M.B.A. degree from Columbia University and Bachelor of Commerce and L.L.B. degrees from the University of Cape Town.

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

     Alex M. Brown is a director of TGH, TEM, TL, TCC and TFS. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Among other directorships, Mr. Brown is a director of Trencor Ltd. (1996 to present). Mr. Brown became affiliated with the Textainer Group in April 1986. From 1987 until 1993, he was President and Chief Executive Officer of Textainer, Inc. and the Chairman of the Textainer Group. Mr. Brown was the managing director of Cross County Leasing in England from 1984 until it was acquired by Textainer in 1986. From 1993 to 1997, Mr. Brown was Chief Executive Officer of AAF, a company affiliated with Trencor Ltd. Mr. Brown was also Chairman of WACO International Corporation, based in Cleveland, Ohio until 1997.

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

     Philip K. Brewer is Senior Vice President - Asset Management Group and director of TEM and TL. He was President of TCC and TFS from January 1, 1998 to December 31, 1998 until his appointment as Senior Vice President - Asset Management Group. As President of TCC, Mr. Brewer was responsible for overseeing the management of, and coordinating the activities of TCC and TFS. As Senior Vice President, he is responsible for optimizing the capital structure of and identifying new sources of finance for Textainer, as well as overseeing the management of and coordinating the activities of Textainer's risk management, logistics and the resale divisions. Mr. Brewer is a member of the Equipment Investment Committee, the Credit Committee and was a member of the Investment Advisory Committee through December 31, 1998 (see "Committees" below). Prior to joining Textainer in 1996, as Senior Vice President - Capital Markets for TGH and TL, Mr. Brewer worked at Bankers Trust from 1990 to 1996, starting as a Vice President in Corporate Finance and ending as Managing Director and Country Manager for Indonesia; from 1989 to 1990, he was Vice President in Corporate Finance at Jarding Fleming; from 1987 to 1989, he was Capital Markets Advisor to the United States Agency for International Development; and from 1984 to 1987 he was an Associate with Drexel Burnham Lambert in New York. Mr. Brewer holds an M.B.A. in Finance from the Graduate School of Business at Columbia University, and a B.A. in Economics and Political Science from Colgate University.

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

     Gregory W. Coan is Vice President and Chief Information Officer of TEM. In this capacity, Mr. Coan is responsible for the worldwide information systems of Textainer and serves on the Credit Committee (see "Committees", below). Prior to these positions, Mr. Coan was the Director of Communications and Network Services from 1995 to 1999, where he was responsible for Textainer's network and hardware infrastructure. Mr. Coan holds a Bachelor of Arts degree in political science from the University of California at Berkeley and an M.B.A. with an emphasis in telecommunications from Golden Gate University.

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

     Richard G. Murphy is Vice President - Risk Management, responsible for all credit and risk management functions. He also supervises the administrative aspects of equipment acquisitions. He is a member of and acts as secretary to the Equipment Investment and Credit Committees (see "Committees", below). He previously served as TEM's Director of Credit and Risk Management from 1989 to 1991 and as Controller from 1988 to 1989. Prior to the takeover of the management of the Interocean Leasing Ltd. fleet by TEM in 1988, Mr. Murphy held various positions in the accounting and financial areas with that company from 1980, acting as Chief Financial Officer from 1984 to 1988. Prior to 1980, he held various positions with firms of public accountants in the U.K. Mr. Murphy is an Associate of the Institute of Chartered Accountants in England and Wales and holds a Bachelor of Commerce degree from the National University of Ireland.

     Janet S. Ruggero is Vice President - Administration and Marketing Services. Ms. Ruggero is responsible for the tracking and billing of fleets under TEM management, including direct responsibility for ensuring that all data is input in an accurate and timely fashion. She assists the marketing and operations departments by providing statistical reports and analyses and serves on the Credit Committee (see "Committees", below). Prior to joining Textainer in 1986, Ms. Ruggero held various positions with Gelco CTI over the course of 15 years, the last one as Director of Marketing and Administration for the North American Regional office in New York City. She has a B.A. in education from Cumberland College.

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

     Credit Committee. The Credit Committee establishes credit limits for every lessee and potential lessee of equipment and periodically reviews these limits. In setting such limits, the Credit Committee considers such factors as customer trade routes, country, political risk, operational history, credit references, credit agency analyses, financial statements, and other information. The members of the Credit Committee are John A. Maccarone (Chairman), Richard G. Murphy (Secretary), Janet S. Ruggero, Anthony C. Sowry, Philip K. Brewer, Ernest J. Furtado, Robert D. Pedersen and Gregory W. Coan.

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

(b)      Security Ownership of Management

         As of January 1, 2002:

                                                          Number
               Name of Beneficial Owner                  Of Units   % All Units
               ------------------------                  --------   -----------

               James E. Hoelter.................            2,500       0.0411%
               John A. Maccarone................            2,520       0.0414%
               Harold Samson....................            2,500       0.0411%
               Anthony C. Sowry.................              274       0.0045%
                                                            -----       -------

               Officers and Management
                as a Group......................            7,794       0.1281%
                                                            =====       =======

(c)      Changes in control.

         Inapplicable.

ITEM 201 (d) Securities under Equity Compensation Plans.

         Inapplicable.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                             (Amounts in thousands)

(a)      Transactions with Management and Others.

          At December 31, 2001 and 2000, due from affiliates, net, is comprised of:

                                                           2001             2000
                                                           ----             ----
                Due from affiliates:
                   Due from TEM......................      $502             $755
                                                            ---              ---

                Due to affiliates:
                   Due to TFS........................        25               36
                   Due to TCC........................        22               11
                   Due to TL.........................         1                1
                                                            ---              ---
                                                             48               48
                                                            ---              ---

                Due from affiliates, net                   $454             $707
                                                            ===              ===

         These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses, fees and distributions or in the accrual and remittance of net rental revenues and container sales proceeds from TEM.


         In addition, the Registrant paid or will pay the following amounts to the General Partners:

         Acquisition fees in connection with the purchase of containers on behalf of the Registrant:

                                        2001              2000              1999
                                        ----              ----              ----

              TEM...............         $32              $239              $172
                                          --               ---               ---

         Management fees in connection with the operations of the Registrant:

                                        2001              2000              1999
                                        ----              ----              ----

              TEM...............      $  886            $1,122            $1,154
              TFS...............         240               282               320
                                       -----             -----             -----

             Total..............      $1,126            $1,404            $1,474
                                       =====             =====             =====

         Reimbursement  for   administrative  costs   in  connection   with  the
         operations of the Registrant:

                                        2001              2000              1999
                                        ----              ----              ----

              TEM...............        $529              $641              $701
              TFS...............          76                95                84
                                         ---               ---               ---

              Total.............        $605              $736              $785
                                         ===               ===               ===


         The General Partners may acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. One or more General Partners may also arrange for the purchase of containers in its or their names, and the Partnership may then take title to the containers by paying the seller directly. In addition, the General Partners are entitled to an acquisition fee for containers acquired by the Partnership under any of these arrangements.


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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Audited  financial statements of the  Registrant for  the year
                  ended   December  31, 2001   are  contained in Item  8 of this
                  Report.

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

                  (ii)     The   Registrant's   limited  partnership  agreement,
                           Exhibit A to the Prospectus.

(b) During the year ended 2001, no reports on Form 8-K have been filed by the Registrant.

             Independent Auditors' Report on Supplementary Schedule
             ------------------------------------------------------


The Partners
Textainer Equipment Income Fund III, L.P.:

Under the date of February 11, 2002, we reported on the balance sheets of Textainer Equipment Income Fund III, L.P. (the Partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in the 2001 annual report on Form 10-K. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                  /s/ KPMG LLP



San Francisco, California
February 11, 2002


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Schedule II - Valuation and Qualifying Accounts

(Amounts in thousands)
----------------------------------------------------------------------------------------------------------------

                                                            Charged                                      Balance
                                         Balance at         to Costs       Charged                       at End
                                         Beginning            and          to Other                        of
                                         of Period          Expenses       Accounts    Deduction         Period
                                         ---------          --------       --------    ---------         ------
For the year ended December 31, 2001:

Allowance for
  doubtful accounts                        $   465           $   (44)      $      -      $  (189)       $    232
                                           -------           -------       --------      -------        --------


Recovery cost reserve                      $   193           $    94       $      -      $   (93)       $    194
                                           -------           -------       --------      -------        --------


Damage protection
  plan reserve                             $   279           $   308       $      -      $  (425)       $    162
                                           -------           -------       --------      -------        --------



For the year ended December 31, 2000:

Allowance for
  doubtful accounts                        $   756           $   (23)      $      -      $  (268)       $    465
                                           -------           -------       --------      -------        --------


Recovery cost reserve                      $   165           $   119       $      -      $   (91)       $    193
                                           --------          -------       --------      -------        --------


Damage protection
  plan reserve                             $   436           $   331       $      -      $  (488)       $    279
                                           -------           -------       --------      -------        --------



For the year ended December 31, 1999:

Allowance for
  doubtful accounts                        $   439           $   353       $      -      $   (36)       $    756
                                           -------           -------       --------      -------        --------

Recovery cost reserve                      $   116           $   149       $      -      $  (100)       $    165
                                           -------           -------       --------      -------        --------


Damage protection
  plan reserve                             $   291           $   692       $      -      $  (547)       $    436
                                           -------           -------       --------      -------        --------


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

                                   TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner

                                    By
                                      ________________________________________
                                      Ernest J. Furtado
                                      Senior Vice President

Date:  March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                        Title                                        Date



______________________________
Ernest J. Furtado                                Senior Vice President, CFO                   March 28, 2002
                                                 (Principal Financial and
                                                 Accounting Officer),
                                                 Secretary and Director


______________________________                   President (Principal Executive               March 28, 2002
John A. Maccarone                                Officer), and Director




______________________________                   Chairman of the Board and Director           March 28, 2002
Neil I. Jowell





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

                                   TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                                   A California Limited Partnership


                                   By Textainer Financial Services Corporation
                                   The Managing General Partner

                                   By /s/Ernest J. Furtado
                                      _________________________________________
                                      Ernest J. Furtado
                                      Senior Vice President

Date:  March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                        Title                                        Date


/s/ Ernest J. Furtado
___________________________________              Senior Vice President, CFO                   March 28, 2002
Ernest J. Furtado                                (Principal Financial and
                                                 Accounting Officer),
                                                 Secretary and Director


/s/ John A. Maccarone
___________________________________              President (Principal Executive               March 28, 2002
John A. Maccarone                                Officer), and Director



/s/ Neil I. Jowell
___________________________________              Chairman of the Board and Director           March 28, 2002
Neil I. Jowell
