Form 10-Q
period 2002-09-30
TEXTAINER EQUIPMENT INCOME FUND III L P
filed 2002-11-19
CIK 866888

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 19, 2002


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund III, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 2002.

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


                For the quarterly period ended September 30, 2002


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 2002

Table of Contents
----------------------------------------------------------------------------------------------------------------



                                                                                                            Page

Item 1.   Financial Statements (unaudited)

          Balance Sheets - September 30, 2002
          and December 31, 2001.................................................................               3


          Statements of Operations for the three and nine months
          ended September 30, 2002 and 2001.....................................................               4


          Statements of Partners' Capital for the nine months
          ended September 30, 2002 and 2001.....................................................               5


          Statements of Cash Flows for the nine months
          ended September 30, 2002 and 2001.....................................................               6


          Notes to Financial Statements.........................................................               8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................................              15


Item 3.   Quantitative and Qualitative Disclosures about Market Risk............................              23


Item 4.   Controls and Procedures...............................................................              24




TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Balance Sheets

September 30, 2002 and December 31, 2001
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                               2002                   2001
                                                                         ---------------        ---------------
Assets
Container rental equipment, net of accumulated
   depreciation of $38,104, (2001:  $42,049) (note 4)                    $       33,740         $       42,867
Cash                                                                                448                  3,253
Accounts receivable, net of allowance for doubtful
    accounts of $201, (2001: $232)                                                2,266                  2,455
Due from affiliates, net (note 2)                                                   364                    454
Prepaid expenses                                                                      -                     16
                                                                         ---------------        ---------------

                                                                         $       36,818         $       49,045
                                                                         ===============        ===============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $          370         $          490
   Accrued liabilities                                                              308                    182
   Accrued recovery costs                                                           129                    194
   Accrued damage protection plan costs                                             173                    162
   Warranty claims                                                                   40                     69
   Deferred quarterly distributions                                                  65                     54
   Deferred damage protection plan revenue                                          158                    149
                                                                         ---------------        ---------------

      Total liabilities                                                           1,243                  1,300
                                                                         ---------------        ---------------

Partners' capital:
   General partners                                                                   -                      -
   Limited partners                                                              35,575                 47,745
                                                                         ---------------        ---------------

      Total partners' capital                                                    35,575                 47,745
                                                                         ---------------        ---------------


                                                                         $       36,818         $       49,045
                                                                         ===============        ===============

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and nine months ended September 30, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
-----------------------------------------------------------------------------------------------------------------------------


                                                 Three months       Three months          Nine months          Nine months
                                                     Ended              Ended                Ended                Ended
                                                Sept. 30, 2002      Sept. 30, 2001       Sept. 30, 2002       Sept. 30, 2001
                                               ----------------    ----------------     ----------------     ----------------
Rental income                                  $         2,427     $         2,909      $         6,857       $        9,268
                                               ----------------    ----------------     ----------------      ---------------

Costs and expenses:
      Direct container expenses                            716               1,068                2,281                3,472
      Bad debt expense (benefit)                            14                  23                   (4)                 (45)
      Depreciation (note 4)                              1,788               1,354                4,166                4,153
      Write-down of containers (note 4)                    359                 166                1,366                  366
      Professional fees                                     13                   6                   42                   24
      Management fees to affiliates (note 2)               189                 268                  609                  881
      General and administrative costs
        to affiliates (note 2)                             114                 142                  385                  476
      Other general and administrative costs                70                  35                  213                  114
      Loss on sale of containers, net (note 4)             276                  18                  723                  199
                                               ----------------    ----------------     ----------------      ---------------

                                                         3,539               3,080                9,781                9,640
                                               ----------------    ----------------     ----------------      ---------------

      Loss from operations                              (1,112)               (171)              (2,924)                (372)
                                               ----------------    ----------------     ----------------      ---------------

Interest income                                              3                  18                   31                   79
                                               ----------------    ----------------     ----------------      ---------------

      Net loss                                 $        (1,109)    $          (153)     $        (2,893)      $         (293)
                                               ================    ================     ================      ===============

Allocation of net (loss) earnings (note 2):
      General partners                         $            15     $            18      $            88       $           63
      Limited partners                                  (1,124)               (171)              (2,981)                (356)
                                               ----------------    ----------------     ----------------      ---------------

                                               $        (1,109)    $          (153)     $        (2,893)      $         (293)
                                               ================    ================     ================      ===============
Limited partners' per unit share
      of net loss                              $         (0.19)    $         (0.03)     $         (0.49)      $        (0.06)
                                               ================    ================     ================      ===============

Limited partners' per unit share
      of distributions                         $          0.24     $          0.28      $          1.42       $         0.98
                                               ================    ================     ================      ===============

Weighted average number of limited
      partnership units outstanding                  5,953,813           6,093,588            6,038,505            6,098,380
                                               ================    ================     ================      ===============


See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------

                                                                   Partners' Capital
                                             ----------------------------------------------------------
                                                General                Limited                Total
                                             --------------        ---------------       --------------

Balances at January 1, 2001                  $           -         $       56,884        $      56,884

Distributions                                          (63)                (6,000)              (6,063)

Redemptions (note 5)                                     -                   (160)                (160)

Net (loss) earnings                                     63                   (356)                (293)
                                             --------------        ---------------       --------------

Balances at September 30, 2001               $           -         $       50,368        $      50,368
                                             ==============        ===============       ==============

Balances at January 1, 2002                  $           -         $       47,745        $      47,745

Distributions                                          (88)                (8,590)              (8,678)

Redemptions (note 5)                                     -                   (599)                (599)

Net (loss) earnings                                     88                 (2,981)              (2,893)
                                             --------------        ---------------       --------------

Balances at September 30, 2002               $           -         $       35,575        $      35,575
                                             ==============        ===============       ==============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                                     2002                2001
                                                                               ----------------    ---------------
Cash flows from operating activities:
    Net loss                                                                   $        (2,893)    $         (293)
    Adjustments to reconcile net loss to
      net cash provided by operating activities:
         Depreciation                                                                    4,166              4,153
         Write-down of containers (note 4)                                               1,366                366
         Decrease in allowance for doubtful accounts                                       (31)              (226)
         Loss on sale of containers, net                                                   723                199
         Decrease (increase) in assets:
            Accounts receivable                                                            278                967
            Due from affiliates, net                                                      (122)               438
            Prepaid expenses                                                                16                 15
         Increase (decrease) in liabilities:
            Accounts payable and accrued liabilities                                         6                (95)
            Accrued recovery costs                                                         (65)                28
            Accrued damage protection plan costs                                            11                (68)
            Deferred damage protection plan revenue                                          9                152
            Warranty claims                                                                (29)               (30)
                                                                               ----------------    ---------------

                  Net cash provided by operating activities                              3,435              5,606
                                                                               ----------------    ---------------

Cash flows from investing activities:
    Proceeds from sale of containers                                                     3,019              1,573
    Container purchases                                                                      5             (1,427)
                                                                               ----------------    ---------------

                  Net cash provided by investing activities                              3,024                146
                                                                               ----------------    ---------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                              (599)              (160)
    Distributions to partners                                                           (8,665)            (6,091)
                                                                               ----------------    ---------------

                  Net cash used in financing activities                                 (9,264)            (6,251)
                                                                               ----------------    ---------------

Net decrease in cash                                                                    (2,805)              (499)

Cash at beginning of period                                                              3,253              2,875
                                                                               ----------------    ---------------

Cash at end of period                                                          $           448     $        2,376
                                                                               ================    ===============


See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the nine months ended September 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of September 30, 2002 and 2001, and December 31, 2001 and 2000, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2002 and 2001.

                                                              Sept. 30     Dec. 31    Sept. 30     Dec. 31
                                                                2002        2001        2001        2000
                                                              --------    --------    --------    --------
Container purchases included in:
     Due to (from) affiliates.......................            $  -        $ (7)       $  -        $  -
     Container purchases payable....................               -           -           -         646

Distributions to partners included in:
     Due to affiliates..............................               7           5           5           8
     Deferred quarterly distributions...............              65          54          54          79

Proceeds from sale of containers included in:
     Due from affiliates............................             505         708         373         281


The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2002 and 2001.

                                                                            2002        2001
                                                                            ----        ----

Container purchases recorded.....................................        $    2       $  781
Container purchases paid.........................................            (5)       1,427

Distributions to partners declared...............................         8,678        6,063
Distributions to partners paid...................................         8,665        6,091

Proceeds from sale of containers recorded........................         2,816        1,665
Proceeds from sale of containers received........................         3,019        1,573

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying value of containers transferred during the nine-month periods ended
September 30, 2002 and 2001 was $58 and $44, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months ended September 30, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

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

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 2002 and December 31, 2001 and the results of its operations for the three and nine-month periods ended September 30, 2002 and 2001 and changes in partners' capital and cash flows for the nine-month periods ended September 30, 2002 and 2001, have been made.

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

     The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. These estimates are based upon assumptions about future demand for leased containers and the estimated sales price at the end of the container's useful life. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

     Additionally, the recoverability of the recorded amounts of containers to be held for continued use and identified for sale in the ordinary course of business are evaluated to ensure that containers held for continued use are not impaired and that containers identified for sale are recorded at amounts that do not exceed the estimated fair value of the containers. Containers to be held for continued use are considered impaired and are written down to estimated fair value when the estimated future undiscounted cash flows are less than the recorded values. Containers identified for sale are written down to estimated fair value when the recorded value exceeds the estimated fair value. In determining the estimated future undiscounted cash flows and fair value of containers, assumptions are made regarding future demand and market conditions for leased containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required and/or losses may be realized.

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

     SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted SFAS No. 144 on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses of Debt Extinguishments" and an amendment of that Statement, FASB Statement No. 64. SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." FASB 145 also amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These rescissions and amendment are not anticipated to have a material impact on the financial statements of the Partnership.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated With Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Partnership anticipates that the adoption of SFAS No. 146 will not have a material impact on its financial statements.

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

     In accordance with the Partnership Agreement, sections 3.08 through 3.12, net earnings or losses and distributions are generally allocated 1% to the General Partners and 99% to the Limited Partners. If the allocation of distributions exceeds the allocation of net earnings (loss) and creates a deficit in the General Partners' aggregate capital account, the Partnership Agreement provides for a special allocation of gross income equal to the amount of the deficit to be made to the General Partners.

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. No acquisition fees were incurred during the nine-month period ended September 30, 2002. The Partnership capitalized $37 of container acquisition fees as a component of container costs during the nine-month period ended September 30, 2001. The Partnership incurred $20 and $130 of incentive management fees during the three and nine-month periods ended September 30, 2002, respectively, and $64 and $244 during the equivalent periods in 2001, respectively. No equipment liquidation fees were incurred during these periods.

     The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at September 30, 2002 and December 31, 2001.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $169 and $479 for the three and nine-month periods ended September 30, 2002, respectively, and $204 and $637, respectively, during the comparable periods in 2001.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three and nine-month periods ended September 30, 2002 and 2001 were as follows:


                                          Three months          Nine months
                                         ended Sept. 30,      ended Sept. 30,
                                         ---------------      ---------------
                                         2002       2001      2002       2001
                                         ----       ----      ----       ----

          Salaries                       $ 77      $  92      $250       $282
          Other                            37         50       135        194
                                          ---        ---       ---        ---
            Total general and
               administrative costs      $114       $142      $385       $476
                                          ===        ===       ===        ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and nine-month periods ended September 30, 2002 and 2001:

                                          Three months          Nine months
                                         ended Sept. 30,      ended Sept. 30,
                                         ---------------      ---------------
                                         2002       2001       2002      2001
                                         ----       ----       ----      ----

          TEM                            $100       $123       $330      $413
          TFS                              14         19         55        63
                                          ---        ---        ---       ---
            Total general and
               administrative costs      $114       $142       $385      $476
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

     At September 30, 2002 and December 31, 2001, due from affiliates, net is comprised of:

                                                           2002            2001
                                                           ----            ----
             Due from affiliates:
                      Due from TEM....................     $407            $502
                                                            ---             ---

             Due to affiliates:
                      Due to TFS......................       23              25
                      Due to TCC......................       19              22
                      Due to TL.......................        1               1
                                                            ---             ---
                                                             43              48
                                                            ---             ---

                  Due from affiliates, net                 $364            $454
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


Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at September 30, 2002 and 2001:

                                                         2002              2001
                                                         ----              ----

              On-lease under master leases             10,822            10,588
              On-lease under long-term leases           6,157             5,326
                                                       ------            ------

                   Total on-lease containers           16,979            15,914
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

     The remaining containers are off-lease and are located primarily at a large number of storage depots. At September 30, 2002, the Partnership's off-lease containers were in the following locations:

                Americas                                2,085
                Europe                                    902
                Asia                                    1,174
                Other                                      78
                                                        -----

                   Total off-lease containers           4,239
                                                        =====

     At September 30, 2002 approximately 17% of the Partnership's off-lease containers had been specifically identified as for sale.

Note 4.   Container Rental Equipment

     Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three and nine-month periods ended September 30, 2002 was an increase to depreciation expense of $690. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

     New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2002 and 2001 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost of sales. During the nine-month periods ended September 30, 2002 and 2001 the Partnership recorded write-down expenses of $1,366 and $366, respectively, on 1,874 and 751 containers identified for sale and requiring a reserve. For the three-month periods ended September 30, 2002 and 2001, the Partnership recorded write-down expenses of $359 and $166, respectively, on 418 and 350 containers identified for sale and requiring a reserve. During the three and nine-month periods ended September 30, 2002, the Partnership also reclassified 262 containers from containers identified for sale to containers held for continued use due to the improvement in demand for leased containers in Asia. There were no reclassifications during the three and nine-month periods ended September 30, 2001. At
     September 30, 2002 and 2001, the net book value of the 705 and 461 containers identified for sale was $585 and $524, respectively.

     The Partnership sold 1,961 previously written down containers for a loss of $252 during the nine-month period ended September 30, 2002 and sold 588 previously written down containers for a loss of $97 during the same period in 2001. During the three-month period ended September 30, 2002, the Partnership sold 653 previously written down containers for a loss of $77 and sold 334 previously written down containers for a loss of $71 during the same period in 2001. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

     The Partnership also sold containers that had not been written down and recorded losses of $471 and $102 during the nine-month periods ended September 30, 2002 and 2001, respectively. During the three-month periods ended September 30, 2002 and 2001 the Partnership recorded a loss of $199 and a gain of $53, respectively, on the sale of containers that had not been written down.

     As more containers are subsequently identified for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment and cautions that a write-down of container rental equipment may be required in future periods for some of its container rental equipment.


Note 5.   Redemptions

     The following redemptions were consummated by the Partnership during the nine-month periods ended September 30, 2002 and 2001:


                                                           Units               Average
                                                         Redeemed          Redemption Price          Amount Paid
                                                        ----------        ------------------         -----------

       Total Partnership redemptions as of
          December 31, 2000.....................          135,538                $12.34                 $1,673

       Nine-month period ended
          September 30, 2001.....................          20,874                $ 7.66                    160
                                                          -------                                        -----

       Total Partnership redemptions as of
          September 30, 2001.....................         156,412                $11.72                 $1,833
                                                          =======                                        =====



       Total Partnership redemptions as of
          December 31, 2001.....................          162,075                $11.55                 $1,871

       Nine-month period ended
          September 30, 2002....................          134,112                $ 4.47                    599
                                                          -------                                        -----

       Total Partnership redemptions as of
          September 30, 2002.....................         296,187                $ 8.34                 $2,470
                                                          =======                                        =====

      The redemption price is fixed by formula.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three and nine-month periods ended September 30, 2002 and 2001. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

In April 2002, the Partnership entered its liquidation phase, which may last from two to six or more years depending on whether the containers are sold (i) in one or more large transactions or (ii) gradually, either as they reach the end of their useful marine lives or when an analysis indicates that their sale is warranted based on existing market conditions and the container's age, location and condition. The Partnership anticipates that all excess cash, after redemptions and working capital reserves, will be distributed to the general and limited partners on a monthly basis. These distributions will consist of cash from operations and/or cash from sales proceeds. As the Partnership's container fleet decreases, cash from operations is expected to decrease, while cash from sales proceeds is expected to fluctuate based on the number of containers sold and the actual sales price per container received. Consequently, the Partnership anticipates that a large portion of all future distributions will be a return of capital. Additionally, the May 2002 distribution, the first distribution paid during the liquidation period, included cash from reserves, as the General Partners decided to decrease the Partnership's working capital reserves now that the Partnership is in its liquidation phase.

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

During the nine-month period ended September 30, 2002, the Partnership declared cash distributions to limited partners pertaining to the period from December 2001 through August 2002, in the amount of $8,590, which represented $1.42 per unit. On a cash basis (after redemptions and general partner distributions), $2,748 of these distributions was from current year operating activities, $407 was from cash provided by previous years' operating activities (that had not been distributed or used to purchase containers or redeem units) and the balance of $5,435 was a return of capital. On a financial statement basis, all of these distributions were a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the nine-month period ended September 30, 2002, the Partnership redeemed 134,112 units for a total dollar amount of $599. The Partnership used cash flow from operations to pay for the redeemed units.

Net cash provided by operating activities for the nine-month periods ended September 30, 2002 and 2001, was $3,435 and $5,606, respectively. The decrease of $2,171, or 39%, was primarily attributable to the decrease in net earnings, adjusted for non-cash transactions, and fluctuations in gross accounts receivable and due from affiliates, net. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decline in rental income, which is discussed more fully in "Results of Operations." The decrease in gross accounts receivable of $278 during the nine-month period ended September 30, 2002 was primarily due to the decrease in rental income, and was partially offset by the increase in the average collection period of accounts receivable. The decrease in gross accounts receivable of $967 for the comparable period in 2001 was primarily due to the decrease in rental income and a decline in the average collection period of accounts receivable. The fluctuations in due from affiliates, net, resulted from timing differences in the payment of expenses, fees and distributions and the remittance of net rental revenues and container sales proceeds, as well as fluctuations in these amounts.

For the nine-month periods ended September 30, 2002 and 2001, net cash provided by investing activities (the purchase and sale of containers) was $3,024 and $146, respectively. Net cash provided by investing activities increased $2,878 due to the decrease in cash used for container purchases and the increase in proceeds from container sales. Cash used for container purchases decreased $1,432, as the Partnership did not purchase containers during the nine-month period ended September 30, 2002. Proceeds from container sales increased $1,446 as the Partnership sold more containers in low demand locations during the nine-month period ended September 30, 2002 than in the same period in 2001. This increase was partially offset by the decrease in the average sales price received on container sales. The sales prices received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. Until demand for containers improves in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations. Other containers will also likely be sold as the Partnership continues its liquidation phase as discussed above. The number of containers sold, both in low demand locations and elsewhere, as well as the average sales price, will affect how much the Partnership will pay in future distributions.

Due, in part, to these market conditions and their effect on demand for used containers, the Partnership has been primarily selling containers only if the containers are at the end of their useful lives or if they are located in these low demand locations. Therefore, the Partnership has implemented its liquidation phase to date by selling containers gradually. The Partnership will continue to evaluate its options for selling containers in the context of both these market conditions and the Partnership's liquidation plans. The number of containers sold both in low demand locations and elsewhere, as well as the amount of sales proceeds, will affect how much the Partnership will pay in future distributions to Partners.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the nine-month periods ended September 30, 2002 and 2001, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                           2002            2001
                                                           ----            ----

       Beginning container fleet...............          24,561          27,152
       Ending container fleet..................          21,218          26,023
       Average container fleet.................          22,890          26,588

The average container fleet decreased 14% from the nine-month period ended September 30, 2001 to the comparable period in 2002, primarily due to continuing sales of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated their sale was otherwise warranted. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plans. The decline in the container fleet has contributed to an overall decline in rental income from the nine-month period ended September 30, 2001 to the same period in 2002. This decline is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 62% and 65% on average during the nine-month periods ended September 30, 2002, and 2001, respectively. The remaining container fleet is off-lease and is located primarily at a large number of storage depots. At September 30, 2002, the Partnership's off-lease containers (in units) were in the following locations:

      Americas                                   2,085
      Europe                                       902
      Asia                                       1,174
      Other                                         78
                                                 -----
            Total off-lease containers           4,239
                                                 =====

At  September  30,  2002  approximately  17%  of  the  Partnership's   off-lease
containers had been specifically identified as for sale.

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate decreased 10% between the periods. The decrease in the average rental rate was due to declines in both master and long term lease rates, which are the two principal types of leases for the Partnership's containers. The majority of the Partnership's rental income was generated from leasing of the Partnership's containers under master operating leases, but an increasing percentage of the Partnership's containers are on lease under long term leases, 36% as of September 30, 2002 versus 33% as of September 30, 2001. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 2002 and 2001.

The Partnership's loss from operations for the nine-month periods ended September 30, 2002 and 2001 was $2,924 and $372, respectively, on rental income of $6,857 and $9,268, respectively. The decrease in rental income of $2,411 or 26%, from the nine-month period ended September 30, 2001 to the same period in 2002 was attributable to the decreases in container rental income and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $2,219, or 27%, primarily due to the decreases in average fleet size of 14%, average rental rates of 10% and average on-hire utilization of 5% between the periods.

In the fourth quarter of 2000, utilization began to decline and continued to decline during 2001 and the beginning of 2002. This decline was due to lower overall demand by shipping lines for leased containers, which was primarily a result of the worldwide economic slowdown. Two other factors reduced the demand for leased containers. Shipping lines added larger vessels to their fleets, which combined with lower cargo volume growth, made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in vessel capacity for the shipping lines. This increase in vessel capacity amounted to 12% in 2001. An additional increase in vessel capacity of approximately 12% is expected in 2002.

Utilization  has  improved  steadily  since  March 2002 due to:
o   An increase in export  cargo out of Asia
o Prior repositioning of containers to Asia which placed large quantities of containers in areas of high demand
o Disposal of older containers and fewer purchases of new containers by both container lessors and shipping lines in 2001 and 2002, resulting in an overall better-balanced supply of containers
o The labor disagreement that is currently affecting U.S. West Coast ports is having a short-term positive effect on demand for containers as shipping lines are not able to reposition enough containers to Asia and must lease more containers to meet their customers' demands

This utilization improvement has continued into the fourth quarter of 2002 but the General Partners caution that market conditions could deteriorate again due to global economic conditions. Demand for leased containers could therefore weaken again and result in a decrease in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

Despite the improvement in utilization, the Partnership continues to sell (rather than reposition) some older containers located in low demand locations. For the number of off-lease containers located in the lower demand locations in the Americas and Europe, see chart above. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold are older containers. The expected economic benefit of continuing to own these older containers is significantly less than that of newer containers. This is due to their shorter remaining marine life, the cost to reposition them, and the shipping lines' preference for leasing newer containers when they have a choice.

Once the decision had been made to sell containers, the Partnership wrote down the value of these specifically identified containers when the carrying value was greater than the container's estimated fair value, which was based on recent sales prices less cost of sales. Due to declines in container sales prices, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to write-down the value of some of its container rental equipment.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended September 30, 2002, other rental income was $939, a decrease of $192 from the equivalent period in 2001. The decrease was primarily due to the decrease in DPP and location income of $128 and $105, offset by an increase in handling income of $42, respectively. DPP income declined primarily due to the decrease in the number of containers covered under DPP and a decrease in the average DPP price charged per container. Location income declined primarily due to a decrease in charges to lessees for dropping off containers in surplus locations. Handling income increased primarily due to the increase in average handling charged per container offset by a decrease in container movement.

Direct container expenses decreased $1,191, or 34%, from the nine-month period ended September 30, 2001 to the same period in 2002, primarily due to the decrease in average fleet size. Repositioning, maintenance, and DPP expenses decreased $627, $228, and $160, respectively. Repositioning expense decreased due to shorter average repositioning moves resulting in decreased average repositioning costs per container and a decrease in the number of containers repositioned. Maintenance expense decreased due to the decrease in the number of containers requiring maintenance and a decrease in the average maintenance cost per container. DPP expense declined primarily due to the decrease in the number of containers covered under DPP and a decrease in the average DPP repair cost.

Bad debt benefit was $4 and $45 for the nine-month periods ended September 30, 2002 and 2001, respectively. Fluctuations in bad debt benefit reflect the adjustment to the bad debt allowance and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The benefits recorded during the nine-month periods ended September 30, 2002 and 2001 reflect lower reserve estimates from December 31, 2001 and 2000.

Depreciation expense increased $13, or less than 1%, from the nine-month period ended September 30, 2001 to the comparable period in 2002, as the increase in the depreciation rate as a result of a change in estimated salvage values as discussed below was offset by the decline in the average fleet size.

Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three and nine-month periods ended September 30, 2002 was an increase to depreciation expense of $690. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates. If the estimates regarding residual value and remaining useful life of the containers were to decline, depreciation expense would increase, adversely affecting the Partnership's operating results.

New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2002 and 2001 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost of sales. During the nine-month periods ended September 30, 2002 and 2001 the Partnership recorded write-down expenses of $1,366 and $366, respectively, on 1,874 and 751 containers identified as for sale and requiring a reserve. During the nine-month period ended September 30, 2002, the Partnership also reclassified 262 containers from containers identified for sale to containers held for continued use due to the improvement in demand for leased containers in Asia. There were no reclassifications during the nine-month period ended September 30, 2001. At September 30, 2002 and 2001, the net book value of the 705 and 461 containers identified as for sale was $585 and $524, respectively.

The Partnership sold 1,961 previously written down containers for a loss of $252 during the nine-month period ended September 30, 2002 and sold 588 previously written down containers for a loss of $97 during the same period in 2001. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

The Partnership also sold containers that had not been written down and recorded losses of $471 and $102 during the nine-month periods ended September 30, 2002 and 2001, respectively.

As more containers are subsequently identified for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment and cautions that a write-down of container rental equipment may be required in future periods for some of its container rental equipment.

Management fees to affiliates decreased $272, or 31%, from the nine-month period ended September 30, 2001 to the comparable period in 2002 due to decreases in both equipment and incentive management fees. Equipment management fees decreased due to the decrease in rental income, upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both nine-month periods ended September 30, 2002 and 2001. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital, decreased primarily due to (i) the decrease in the amount of distributions paid from cash from operations and (ii) decreases in partners' capital due to redemptions of limited partners units.

General and administrative costs to affiliates decreased $91, or 19%, from the nine-month period ended September 30, 2001 to the same period in 2002, primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

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

Loss on sale of containers increased $524 from the nine-month period ended September 30, 2001 to the comparable period in 2002. The increase was primarily due to the increase in the average loss recorded on container sales and the increase in the number of containers sold during the nine-month period ended September 30, 2002, compared to the same period in 2001.

Net loss per limited partnership unit increased from $0.06 to $0.49 from the nine-month period ended September 30, 2001 to the equivalent period in 2002, respectively, reflecting the increase in net loss allocated to limited partners from $356 to $2,981, respectively. The allocation of net loss for the nine-month periods ended September 30, 2002 and 2001 included a special allocation of gross income to the General Partners of $117 and $66, respectively, in accordance with the Partnership Agreement.

The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 2002 and 2001.

The Partnership's loss from operations for the three-month periods ended September 30, 2002 and 2001 was $1,112 and $171, respectively, on rental income of $2,427 and $2,909, respectively. The decrease in rental income of $482, or 17%, from the three-month period ended September 30, 2001 to the comparable period in 2002 was attributable to decreases in container rental income and other rental income. Income from container rentals decreased $388, or 16%, primarily due to decreases in the average fleet size of 17% and average rental rates of 12% offset by an increase in average on-hire utilization of 18%.

For the three-month period ended September 30, 2002, other rental income was $358, a decrease of $94 from the equivalent period in 2001. The decrease was primarily due to the decrease in location income of $133, offset by an increase in handling income of $56. The decrease in location income was primarily due to the increase in credits granted to lessees for picking up containers from certain locations and the decrease in charges to lessees for dropping off containers in surplus locations. Handling income increased primarily due to the increase in container movement.

Direct container expenses decreased $352, or 33% from the three-month period ending September 30, 2001 to the equivalent period in 2002. Storage and repositioning expenses decreased $214 and $108, respectively. Storage expense decreased due to the increase in utilization and decrease in average fleet size noted above. Repositioning expense decreased due to a decrease in the average repositioning cost per container, offset by an increase in the number of containers repositioned.

Bad debt expense decreased from $23 to $14 for the three-month periods ended September 30, 2001 and 2002, respectively. The decline was due to a lower adjustment to bad debt estimate during the three-month period ended September 30, 2002 compared to the same period in 2001.

Depreciation expense increased $434, or 32%, from the three-month period ended September 30, 2001 to the comparable period in 2002 primarily due to the change in estimated salvage values used to calculate depreciation expense as noted above.

During the three-month periods ended September 30, 2001 and 2000, the Partnership recorded write-down expenses of $359 and $166, respectively, on 418 and 350 containers identified for sale and requiring a reserve. The Partnership sold 653 previously written down containers for a loss of $77 during the three-month period ended September 30, 2002 and sold 334 previously written down containers for a loss of $71 during the same period in 2001. The Partnership also sold containers that had not been written down and recorded a loss of $199 and a gain $53, during the three-month periods ended September 30, 2002 and 2001, respectively.

Management fees to affiliates decreased $79, or 29%, from the three-month period ended September 30, 2001 to the comparable period in 2002, due to decreases in both incentive and equipment management fees. Incentive management fees, decreased primarily due to (i) the decrease in the amount of distributions paid from cash from operations and (ii) decreases in partners' capital due to redemptions of limited partners units. Equipment management fees decreased due to the decrease in rental income and were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $28, or 20%, from the three-month period ended September 30, 2001 to the equivalent period in 2002 primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Loss on sale of containers increased $258 from the three-month period ended September 30, 2001 to the comparable period in 2002. The increase was primarily due to the increase in the average loss recorded on container sales and the increase in the number of containers sold during the three-month period ended September 30, 2002, compared to the same period in 2001.

Net loss per limited partnership unit increased from $0.03 to $0.19 from the three-month period ended September 30, 2001 to the same period in 2002, respectively, reflecting the increase in net loss allocated to limited partners from $171 to $1,124, respectively. The allocation of net loss included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

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

The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. These estimates are based upon assumptions about future demand for leased containers and the estimated sales price at the end of the container's useful life. Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates. If the estimates regarding residual value and remaining useful life of the containers were to decline, depreciation expense would increase, adversely affecting the Partnership's operating results.

Additionally, the recoverability of the recorded amounts of containers to be held for continued use and identified for sale in the ordinary course of business are evaluated to ensure that containers held for continued use are not impaired and that containers identified for sale are recorded at amounts that do not exceed the estimated fair value of the containers. Containers to be held for continued use are considered impaired and are written down to estimated fair value when the estimated future undiscounted cash flows are less than the recorded values. Containers identified for sale are written down to estimated fair value when the recorded value exceeds the estimated fair value. In determining the estimated future undiscounted cash flows and fair value of containers, assumptions are made regarding future demand and market conditions for leased containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required and/or losses may be realized. Any additional write-downs or losses would adversely affect the Partnership's operating results.

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

SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted SFAS No. 144 on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses of Debt Extinguishments" and an amendment of that Statement, FASB Statement No. 64. SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." FASB 145 also amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These rescissions and amendment are not anticipated to have a material impact on the financial statements of the Partnership.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated With Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Partnership anticipates that the adoption of SFAS No. 146 will not have a material impact on its financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Inapplicable.

Item 4.  Controls and Procedures

Based on an evaluation of the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934) conducted within ninety days of the filing date of this report, the managing general partner's principal executive officer and principal financial officer have found those controls and procedures to be effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.



Part II

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits  99.1  and 99.2  Certifications  pursuant to 18 U.S.C. Section
         1350,  as  adopted,  and  regarding  Section 906 of the  Sarbanes-Oxley
         Act of 2002.

    b)   Not applicable.

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


                                   TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner



                                   By _______________________________
                                      Ernest J. Furtado
                                      Chief Financial Officer



Date:   November 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Chief Financial Officer, Senior                November 19, 2002
Ernest J. Furtado                        Vice President and Secretary





________________________                 President                                      November 19, 2002
John A. Maccarone


Part II

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits  99.1 and 99.2  Certifications  pursuant to 18 U.S.C.  Section
         1350, as adopted, and regarding Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)  Not applicable.



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


                                   TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner



                                   By /s/Ernest J. Furtado
                                      ______________________________________
                                      Ernest J. Furtado
                                      Chief Financial Officer



Date:   November 19, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date

/s/Ernest J. Furtado
___________________________________         Chief Financial Officer, Senior                   November 19, 2002
Ernest J. Furtado                           Vice President and Secretary




/s/John A. Maccarone
___________________________________         President                                         November 19, 2002
John A. Maccarone


CERTIFICATIONS

I, John A. Maccarone, certify that:

1. I have reviewed this quarterly report on form 10-Q of Textainer Equipment Income Fund III, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date"); and

      c.)   presented  in  this  quarterly  report  our  conclusions   about the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls ; and

      b.)   any  fraud, whether  or not   material, that  involves management or
            other employees   who  have a significant role  in  the registrant's
            internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 19, 2002

                                     /s/ John A. Maccarone
                                     ___________________________________
                                     John A. Maccarone
                                     President and Director of TFS

CERTIFICATIONS

I, Ernest J. Furtado, certify that:

1. I have reviewed this quarterly report on form 10-Q of Textainer Equipment Income Fund III, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date"); and

      c.)   presented  in  this  quarterly  report  our  conclusions   about the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls ; and

      b.)   any  fraud, whether  or not   material, that  involves management or
            other employees   who  have a significant role  in  the registrant's
            internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 19, 2002

                                 /s/ Ernest J. Furtado
                                 _______________________________________________
                                 Ernest J. Furtado
                                 Chief Financial Officer, Senior Vice President, Secretary and Director of TFS

                                  EXHIBIT 99.1







                            CERTIFICATION PURSUANT TO

                               18 U.S.C. ss. 1350,

                        AS ADOPTED, REGARDING SECTION 906

                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund III, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 19, 2002 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Financial Services Corporation ("TFS") and Principal Executive Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



November 19, 2002



                                    By  /s/ John A. Maccarone
                                        ______________________________________
                                       John A. Maccarone
                                       President and Director of TFS

                                  EXHIBIT 99.2







                            CERTIFICATION PURSUANT TO

                               18 U.S.C. ss. 1350,

                        AS ADOPTED, REGARDING SECTION 906

                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund III, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 19, 2002 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Financial Services Corporation ("TFS") and Principal Financial and Accounting Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



November 19, 2002



                           By  /s/ Ernest J. Furtado
                               _________________________________________________
                               Ernest J. Furtado
                               Chief Financial Officer, Senior Vice President, Secretary and Director of TFS