Form 10-Q
period 2003-03-31
TEXTAINER EQUIPMENT INCOME FUND III L P
filed 2003-05-13
CIK 866888

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 13, 2003


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund III, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 2003.

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


                  For the quarterly period ended March 31, 2003


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

                                 Yes [X] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2003

Table of Contents
-----------------------------------------------------------------------------------------------------------------



                                                                                                             Page

Item 1.   Financial Statements (unaudited)

          Balance Sheets - March 31, 2003
          and December 31, 2002.............................................................................    3


          Statements of Operations for the three months
          ended March 31, 2003 and 2002.....................................................................    4


          Statements of Partners' Capital for the three months
          ended March 31, 2003 and 2002.....................................................................    5


          Statements of Cash Flows for the three months
          ended March 31, 2003 and 2002.....................................................................    6


          Notes to Financial Statements.....................................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................   14


Item 3.   Quantitative and Qualitative Disclosures about Market Risk........................................   21


Item 4.   Controls and Procedures...........................................................................   21




TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Balance Sheets

March 31, 2003 and December 31, 2002
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------------

                                                                                  2003                    2002
                                                                            ----------------        ----------------
Assets
Container rental equipment, net of accumulated
   depreciation of $38,042 (2002:  $37,690) (note 4)                       $         29,237        $         31,529
Cash                                                                                    425                     548
Accounts receivable, net of allowance for doubtful
   accounts of $120 (2002: $119)                                                      2,384                   2,441
Due from affiliates, net (note 2)                                                       291                     121
Prepaid expenses                                                                         12                      25
                                                                            ----------------        ----------------

                                                                           $         32,349        $         34,664
                                                                            ================        ================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                        $            224        $            200
   Accrued liabilities                                                                  279                     332
   Accrued recovery costs                                                               132                     128
   Accrued damage protection plan costs                                                 187                     185
   Warranty claims                                                                       20                      30
   Deferred quarterly distributions                                                      58                      88
   Deferred damage protection plan revenue                                              157                     157
                                                                            ----------------        ----------------

      Total liabilities                                                               1,057                   1,120
                                                                            ----------------        ----------------

Partners' capital:
   General partners                                                                       -                       -
   Limited partners                                                                  31,292                  33,544
                                                                            ----------------        ----------------

      Total partners' capital                                                        31,292                  33,544
                                                                            ----------------        ----------------


                                                                           $         32,349        $         34,664
                                                                            ================        ================

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Operations

For the three months ended March 31, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
-------------------------------------------------------------------------------------------------------

                                                                               2003            2002
                                                                          -------------   -------------
Rental income                                                            $       2,546    $      2,278
                                                                          -------------   -------------

Costs and expenses:
        Direct container expenses                                                  483             752
        Bad debt expense                                                            22               4
        Depreciation (note 4)                                                    1,648           1,220
        Write-down of containers (note 4)                                          199             719
        Professional fees                                                            3              13
        Management fees to affiliates (note 2)                                     233             224
        General and administrative costs
          to affiliates (note 2)                                                   122             142
        Other general and administrative costs                                      29              70
        Loss on sale of containers, net (note 4)                                    27             423
                                                                          -------------   -------------

                                                                                 2,766           3,567
                                                                          -------------   -------------

        Loss from operations                                                      (220)         (1,289)
                                                                          -------------   -------------

        Interest income                                                              2              14
                                                                          -------------   -------------

        Net loss                                                         $        (218)  $      (1,275)
                                                                          =============   =============

Allocation of net (loss) earnings (note 2):
        General partners                                                 $          20   $          16
        Limited partners                                                          (238)         (1,291)
                                                                          -------------   -------------

                                                                         $         (218) $      (1,275)
                                                                          =============   =============
Limited partners' per unit share
        of net loss                                                      $       (0.04)  $       (0.21)
                                                                          =============   =============

Limited partners' per unit share
        of distributions                                                 $        0.33   $        0.25
                                                                          =============   =============

Weighted average number of limited
        partnership units outstanding                                        5,926,742       6,080,851
                                                                          =============   =============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 2003 and 2002
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------

                                                                Partners' Capital
                                           -----------------------------------------------------------
                                               General               Limited                Total
                                           ---------------       ---------------       ---------------

Balances at January 1, 2002               $             -       $        47,745       $        47,745

Distributions                                         (16)               (1,521)               (1,537)

Redemptions (note 5)                                    -                   (40)                  (40)

Net earnings (loss)                                    16                (1,291)               (1,275)
                                           ---------------       ---------------       ---------------

Balances at March 31, 2002                $             -       $        44,893       $        44,893
                                           ===============       ===============       ===============

Balances at January 1, 2003               $             -       $        33,544       $        33,544

Distributions                                         (20)               (1,977)               (1,997)

Redemptions (note 5)                                    -                   (37)                  (37)

Net earnings (loss)                                    20                  (238)                 (218)
                                           ---------------       ---------------       ---------------

Balances at March 31, 2003                $             -       $        31,292       $        31,292
                                           ===============       ===============       ===============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 2003 and 2002
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                                     2003               2002
                                                                               ----------------    ---------------
Cash flows from operating activities:
   Net loss                                                                   $           (218)   $        (1,275)
   Adjustments to reconcile net loss to
      net cash provided by operating activities:
         Depreciation (note 4)                                                           1,648              1,220
         Write-down of containers (note 4)                                                 199                719
         Increase in allowance for doubtful accounts                                         1                  5
         Loss on sale of containers                                                         27                423
         Decrease (increase) in assets:
            Accounts receivable                                                             57                329
            Due from affiliates, net                                                      (262)               184
            Prepaid expenses                                                                13                  5
         (Decrease) increase in liabilities:
            Accounts payable and accrued liabilities                                       (29)               (10)
            Accrued recovery costs                                                           4                (64)
            Accrued damage protection plan costs                                             2                 (4)
            Deferred  damage protection plan revenue                                         -                 (8)
            Warranty claims                                                                (10)                (9)
                                                                               ----------------    ---------------

            Net cash provided by operating activities                                    1,432              1,515
                                                                               ----------------    ---------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                        514              1,061
   Container purchases                                                                       -                  7
                                                                               ----------------    ---------------

            Net cash provided by investing activities                                      514              1,068
                                                                               ----------------    ---------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                (37)               (40)
   Distributions to partners                                                            (2,032)            (1,536)
                                                                               ----------------    ---------------

            Net cash used in financing activities                                       (2,069)            (1,576)
                                                                               ----------------    ---------------

Net (decrease) increase in cash                                                           (123)             1,007

Cash at beginning of period                                                                548              3,253
                                                                               ----------------    ---------------

Cash at end of period                                                         $            425    $         4,260
                                                                               ================    ===============


See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the three months ended March 31, 2003 and 2002
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of March 31, 2003 and 2002, and December 31, 2002 and 2001, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2003 and 2002.


                                                               Mar. 31        Dec. 31        Mar. 31        Dec. 31
                                                                 2003           2002           2002           2001
                                                             -----------    -----------    -----------    -----------
Container purchases included in:
     Due to (from) affiliates.......................             $  -           $  -           $  2           $ (7)

Distributions to partners included in:
     Due to affiliates..............................                4              9              6              5
     Deferred quarterly distributions...............               58             88             54             54

Proceeds from sale of containers included in:
     Due from affiliates............................              264            361            653            708


The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2003 and 2002.

                                                                                               2003           2002
                                                                                               ----           ----

Container purchases recorded.......................................                          $    -         $    2
Container purchases paid...........................................                               -             (7)

Distributions to partners declared.................................                           1,997          1,537
Distributions to partners paid.....................................                           2,032          1,536

Proceeds from sale of containers recorded..........................                             417          1,006
Proceeds from sale of containers received..........................                             514          1,061

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying values of containers transferred during the three-month periods ended March 31, 2003 and 2002 was $1 and $20, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

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

     The final termination and winding up of the Partnership, as well as payment of liquidating and/or final distributions, will occur at the end of the liquidation phase when all or substantially all of the Partnership's containers have been sold and the Partnership begins its dissolution. The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and payments of liabilities in the ordinary course of business.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 2003 and December 31, 2002 and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 2003 and 2002, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of and for the year ended December 31, 2002, in the Annual Report filed on Form 10-K.

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

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated With Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Partnership adopted SFAS No. 146 on January 1, 2003 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $56 and $64 of incentive management fees during the three-month periods ended March 31, 2003 and 2002, respectively. No acquisition fees or equipment liquidation fees were incurred during these periods.

     The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at March 31, 2003 and December 31, 2002.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $177 and $160 for the three-month periods ended March 31, 2003 and 2002, respectively.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three-month periods ended March 31, 2003 and 2002 were as follows:

                                              2003         2002
                                              ----         ----

          Salaries                            $ 66         $ 77
          Other                                 56           65
                                               ---          ---
            Total general and
               administrative costs           $122         $142
                                               ===          ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs either based on the ratio of the Partnership's investors to the total number of investors of all limited partnerships managed by TFS or equally among all the limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three-month periods ended March 31, 2003 and 2002:

                                              2003         2002
                                              ----         ----

          TEM                                 $107         $120
          TFS                                   15           22
                                               ---          ---
            Total general and
               administrative costs           $122         $142
                                               ===          ===


     At March 31, 2003 and December 31, 2002, due from affiliates, net is comprised of:

                                                          2003         2002
                                                          ----         ----
           Due from affiliates:
                    Due from TEM.....................     $361         $194
                                                           ---          ---

           Due to affiliates:
                    Due to TFS.......................       52           56
                    Due to TCC.......................       17           16
                    Due to TL........................        1            1
                                                           ---          ---
                                                            70           73
                                                           ---          ---

                Due from affiliates, net                  $291         $121
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

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at March 31, 2003 and 2002:

                                                        2003          2002
                                                        ----          ----

              On-lease under master leases            10,581         8,468
              On-lease under long-term leases          6,095         5,106
                                                      ------        ------

                   Total on-lease containers          16,676        13,574
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

     The remaining containers are off-lease and are being stored primarily at a large number of storage depots. At March 31, 2003 and 2002, the Partnership's off-lease containers were located in the following locations:


                                                  2003          2002
                                                  ----          ----

                Americas                         1,931         2,510
                Europe                             664         1,174
                Asia                               677         5,963
                Other                               71           129
                                                 -----         -----

                Total off-lease containers       3,343         9,776
                                                 =====         =====

     At March 31, 2003 approximately 14% of the Partnership's off-lease containers had been specifically identified as for sale and are carried at lower of cost or estimated disposal proceeds.

Note 4.  Container Rental Equipment

     Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three-month period ended March 31, 2003 was an increase to depreciation expense of $660. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

     The Partnership stopped purchasing containers in 2002, but its leasing activities are affected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999 and have remained low through the beginning of 2003. As a result, the cost of new containers purchased during 1995 through 2002 is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2003 and 2002 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of some of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell. During the three-month periods ended March 31, 2003 and 2002 the Partnership recorded write-down expenses of $199 and $719, respectively, on 307 and 939 containers identified as for sale and requiring a reserve. At March 31, 2003 and 2002, the net book value of the 478 and 1,417 containers identified as for sale was $413 and $1,200, respectively.

     The Partnership sold 219 previously written down containers for a loss of $20 during the three-month period ended March 31, 2003 and sold 584 previously written down containers for a loss of $66 during the same period in 2002. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

     The Partnership also sold containers that had not been written down and recorded losses of $7 and $357 during the three-month periods ended March 31, 2003 and 2002, respectively.

     As more containers are subsequently identified as for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment.

Note 5.  Redemptions

     The following redemptions were consummated by the Partnership during the three-month periods ended March 31, 2003 and 2002:


                                                           Units             Average
                                                         Redeemed        Redemption Price        Amount Paid
                                                         --------        ----------------        -----------
       Total Partnership redemptions as of
         December 31, 2001..............                 162,075             $11.55                $1,871

       Three-month period ended:
         March 31, 2002.................                   7,074             $ 5.65                    40
                                                         -------                                    -----

       Total Partnership redemptions as of
         March 31, 2002.................                 169,149             $11.30                $1,911
                                                         =======                                    =====


       Total Partnership redemptions as of
         December 31, 2002..............                 314,335             $ 8.10                $2,546

       Three-month period ended:
         March 31, 2003.................                   8,923             $ 4.15                    37
                                                         -------                                    -----

       Total Partnership redemptions as of
         March 31, 2003.................                 323,258             $ 7.99                $2,583
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 2003 and 2002. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

In April 2002, the Partnership entered its liquidation phase, which may last from two to six or more years depending on whether the containers are sold (i) in one or more large transactions or (ii) gradually, either as they reach the end of their useful marine lives or when an analysis indicates that their sale is warranted based on existing market conditions and the container's age, location and condition. To date, the Partnership has sold containers only gradually, rather than in large transactions. The Partnership anticipates that all excess cash, after redemptions and working capital reserves, will be distributed to the general and limited partners on a monthly basis. These distributions will consist of cash from operations and/or cash from sales proceeds. As the Partnership's container fleet decreases, cash from operations is expected to decrease, while cash from sales proceeds is expected to fluctuate based on the number of containers sold and the actual sales price per container received. Consequently, the Partnership anticipates that a large portion of all future distributions will be a return of capital.

The final termination and winding up of the Partnership, as well as payment of liquidating and/or final distributions, will occur at the end of the liquidation phase when all or substantially all of the Partnership's containers have been sold and the Partnership begins its dissolution.

The Partnership invests working capital, cash flow from operating and investing activities prior to its distribution to the partners in short-term, liquid investments. Rental income and proceeds from container sales are the Partnership's principal sources of liquidity and provide the source of funds for distributions. Rental income and container sales prices are affected by market conditions for leased containers and used containers. Market conditions are discussed more fully in "Results of Operations. " The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the three-month period ended March 31, 2003, the Partnership declared cash distributions to limited partners pertaining to the period from December 2002 through February 2003 in the amount of $1,977, which represented $0.33 per unit. On a cash basis, as reflected on the Statements of Cash Flows, after paying redemptions and general partner distributions, $1,375 of total distributions was from operations, and the balance was a return of capital. On an accrual basis, as reflected on the Statements of Partners' Capital, all of these distributions were a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the three-month period ended March 31, 2003, the Partnership redeemed 8,923 units for a total dollar amount of $37. The Partnership used cash flow from operations to pay for the redeemed units.

Net cash provided by operating activities for the three-month periods ended March 31, 2003 and 2002, was $1,432 and $1,515, respectively. The decrease of $83, or 5%, was primarily attributable to fluctuations in due from affiliates, net and gross accounts receivable, offset by the fluctuation in net loss, adjusted for non-cash transactions. The fluctuations in due from affiliates, net, resulted from timing differences in the payment of expenses, fees and distributions and the remittance of net rental revenues and container sales proceeds, as well as fluctuations in these amounts. The decrease in gross accounts receivable of $57 during the three-month period ended March 31, 2003 was primarily due to a decrease in the average collection period of accounts receivable. The decrease in gross accounts receivable of $329 during the three-month period ended March 31, 2002 was primarily due to the decrease in rental income, offset by the increase in the average collection period of accounts receivable. Net loss, adjusted for non-cash transactions, decreased primarily due to the increase in rental income and the decrease in direct container expenses, which is discussed more fully in "Results of Operations".

For the three-month periods ended March 31, 2003 and 2002, net cash provided by investing activities (the sale of containers) was $514 and $1,068, respectively. Net cash provided by investing activities decreased $554 primarily due to the decrease in proceeds from container sales. Proceeds from container sales decreased due to the decrease in the number for containers sold and due to a slight decrease in average container sale price. Some containers sold were located in low demand locations, and these sales were driven by the liquidation plans discussed above, and by adverse market conditions in these locations. Until demand for containers improves in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations rather than incurring the expense of repositioning them. The sales price received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. The sale of containers in low demand locations, the decline in value for used containers, and the related market conditions are discussed more fully under "Results of Operations".

Due, in part, to current market conditions and their effect on demand for used containers, the Partnership has been primarily selling containers only if the containers are at the end of their useful lives or if they are located in these low demand locations. Therefore, and as noted above, the Partnership has implemented its liquidation phase to date by selling containers gradually. The Partnership will continue to evaluate its options for selling containers in the context of both these market conditions and the Partnership's liquidation plans. The number of containers sold both in low demand locations and elsewhere, as well as the amount of sales proceeds, will affect how much the Partnership will pay in future distributions to Partners.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the three-month periods ended March 31, 2003 and 2002, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                         2003           2002
                                                         ----           ----

         Beginning container fleet...............      20,536         24,561
         Ending container fleet..................      20,019         23,350
         Average container fleet.................      20,278         23,956

The average container fleet decreased 15% from the three-month period ended March 31, 2002 to the comparable period in 2003, primarily due to continuing sales of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated their sale was otherwise warranted. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plans. The Partnership expects rental income to decline as the container fleet declines. While the decline in container fleet resulted in lower rental income, this decrease was more than offset by the improvement in utilization, resulting in the increase in rental income from the three-month period ended March 31, 2002 to the same period in 2003. An overall decline in rental income is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 82% and 56% on average during the three-month periods ended March 31, 2003 and 2002, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At March 31, 2003 and 2002, utilization was 83% and 58%, respectively, and the Partnership's off-lease containers (in units) were located in the following locations:

                                                2003          2002
                                                ----          ----

            Americas                           1,931         2,510
            Europe                               664         1,174
            Asia                                 677         5,963
            Other                                 71           129
                                               -----         -----

             Total off-lease containers        3,343         9,776
                                               =====         =====

At March 31, 2003 approximately 14% of the Partnership's off-lease containers had been specifically identified as for sale.

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate decreased 11% between the periods. The decrease in the average rental rate was due to declines in both master and long term lease rates, which are the two principal types of leases for the Partnership's containers. The majority of the Partnership's rental income was generated from leasing of the Partnership's containers under master operating leases, but in the past several years an increasing percentage of the Partnership's containers have been on lease under long term leases. At March 31, 2003 and 2002, 37% and 38%, respectively, of the Partnership's on lease containers were on lease under long term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 2003 and 2002.

The Partnership's loss from operations for the three-month periods ended March 31, 2003 and 2002 was $220 and $1,289, respectively, on rental income of $2,546 and $2,278, respectively. The increase in rental income of $268, or 12%, from the three-month period ended March 31, 2002 to the same period in 2003 was attributable to the increases in container rental income and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, increased $211, or 11%, primarily due to the increase in average on-hire utilization of 46%, offset by decreases in average fleet size of 15% and average rental rates of 11% between the periods.

Beginning in March 2002, utilization began to improve and improved steadily through the end of 2002 due to:

o    An increase in export cargo out of Asia
o Prior repositioning of containers to Asia which placed large quantities of containers in areas of high demand
o Disposal of older containers and fewer purchases of new containers by both container lessors and shipping lines in 2001 and 2002, resulting in an overall better-balanced supply of containers
o The labor disagreement that affected U.S. West Coast ports in the third and part of the fourth quarter had short-term positive effects on demand for containers as shipping lines were not able to reposition enough containers to Asia and had to lease more containers to meet their customers' demands

Utilization declined slightly in the first quarter of 2003, which is traditionally a slow period for container demand. Rental rates also declined slightly primarily due to low new container prices, low interest rates and low rates offered by competitors. The General Partners are cautiously optimistic that current utilization levels can be maintained or improved during the next several months. However, the General Partners caution that market conditions could deteriorate again due to global economic and political conditions. Demand for leased containers could therefore weaken again and result in a decrease in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

Despite the improvement in utilization since early 2002, the Partnership continues to sell (rather than reposition) some older containers located in low demand locations. For the number of off-lease containers located in the lower demand locations in the Americas and Europe, see chart above. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold are older containers. The expected economic benefit of continuing to own these older containers is significantly less than that of newer containers. This is due to their shorter remaining marine life, the cost to reposition them, and the shipping lines' preference for leasing newer containers when they have a choice.

Once the decision was made to sell containers, the Partnership wrote down the value of these specifically identified containers when the carrying value was greater than the container's estimated net realizable value, which was based on recent sales prices less cost of sales. The sale of these containers is discussed in more detail below.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the three-month period ended March 31, 2003, other rental income was $375, an increase of $57 from the equivalent period in 2002. The increase was primarily due to increases in location and DPP income of $35 and $19, respectively. Location income increased primarily due to the increase in charges to one lessee who required containers to be delivered to specific locations DPP income increased primarily due to an increase in the number of containers covered under DPP.

Direct container expenses decreased $269, or 36%, from the three-month period ended March 31, 2002 to the same period in 2003. The decrease was primarily due to the decrease in storage expense of $380, offset by the increase in repositioning expense of $111. Storage expense decreased due to the increase in utilization noted above and the decrease in the average storage cost per container. Repositioning expense increased due to an increase in the average repositioning costs due to (i) expensive repositioning moves related to one lessee who required containers to be delivered to certain locations as discussed above and (ii) longer, more expensive average repositioning moves. This increase was partially offset by the decline in the number of containers repositioned between the periods.

Bad debt expense was $22 and $4 for the three-month periods ended March 31, 2003 and 2002, respectively. Fluctuations in bad expense reflect the required adjustments to the bad debt reserve, after deductions had been taken against the reserve, and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The expenses recorded during the three-month periods ended March 31, 2002 and 2003 reflect higher reserve requirements from December 31, 2001 and 2002.

Depreciation expense increased $428, or 35%, from the three-month period ended March 31, 2002 to the comparable period in 2003, primarily due to an increase in the depreciation rate as a result of changes in estimated salvage values as discussed below, offset by the decrease in average fleet size noted above.

Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three-month period ended March 31, 2003 was an increase to depreciation expense of $660. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

The Partnership stopped purchasing containers in 2002, but its leasing activities are affected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999 and have remained low through the beginning of 2003. As a result, the cost of new containers purchased during 1995 through 2002 is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2003 and 2002 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of some of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell. The containers written down included those located in low demand locations and identified for sale as discussed above. During the three-month periods ended March 31, 2003 and 2002 the Partnership recorded write-down expenses of $199 and $719, respectively, on 307 and 939 containers identified as for sale and requiring a reserve. At March 31, 2003 and 2002, the net book value of the 478 and 1,417 containers identified as for sale was $413 and $1,200, respectively.

The Partnership sold 219 previously written down containers for a loss of $20 during the three-month period ended March 31, 2003 and sold 584 previously written down containers for a loss of $66 during the same period in 2002. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

The Partnership also sold containers that had not been written down and recorded losses of $7 and $357 during the three-month periods ended March 31, 2003 and 2002, respectively.

As more containers are subsequently identified as for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment.

Management fees to affiliates increased $9, or 4%, from the three-month period ended March 31, 2002 to the comparable period in 2003 due to an increase in equipment management fees, offset by a decrease in incentive management fees. The increase in equipment management fees was due to the increase in rental income, upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for these periods. Incentive management fees decreased primarily due to (i) the decrease in the amount of distributions paid from cash from operations and (ii) decreases in partners' capital due to redemptions of limited partners units.

General and administrative costs to affiliates decreased $20, or 14%, from the three-month period ended March 31, 2002 to the same period in 2003, primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

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

Other general and administrative costs decreased $41 from the three-month period ended March 31, 2002 to the same period in 2003. The decrease was primarily due to decreases in other service fees between the periods.

Loss on sale of containers decreased $396 from the three-month period ended March 31, 2002 to the comparable period in 2003. The decrease was primarily due to a decrease in the number of containers sold and a decrease in the average loss recorded on container sales.

Net loss per limited partnership unit decreased from $0.21 to $0.04 from the three-month period ended March 31, 2002 to the equivalent period in 2003, respectively, reflecting the decrease in net loss allocated to limited partners from $1,291 to $238, respectively. The allocation of net loss for the three-month periods ended March 31, 2003 and 2002 included special allocations of gross income to the General Partners of $22 and $29, respectively, in accordance with the Partnership Agreement.

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

These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and payments of liabilities in the ordinary course of business.

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


                          TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                          A California Limited Partnership

                          By Textainer Financial Services Corporation
                          The Managing General Partner



                          By __________________________________________
                            Ernest J. Furtado
                            Chief Financial Officer



Date:   May 13, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

________________________                 Chief Financial Officer, Senior                May 13, 2003
Ernest J. Furtado                        Vice President and Secretary





________________________                 President                                      May 13, 2003
John A. Maccarone


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


                        TEXTAINER EQUIPMENT INCOME FUND III, L.P.
                        A California Limited Partnership

                        By Textainer Financial Services Corporation
                        The Managing General Partner



                        By /s/Ernest J. Furtado
                           ________________________________
                           Ernest J. Furtado
                           Chief Financial Officer



Date:   May 13, 2003



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


/s/Ernest J. Furtado
_________________________________        Chief Financial Officer, Senior                May 13, 2003
Ernest J. Furtado                        Vice President and Secretary




/s/John A. Maccarone
_________________________________        President                                      May 13, 2003
John A. Maccarone

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


May 13, 2003

                                     /s/ John A. Maccarone
                                     __________________________________________
                                     John A. Maccarone
                                     President and Director of TFS

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


May 13, 2003

                              /s/ Ernest J. Furtado
                              __________________________________________________
                              Ernest J. Furtado
                              Chief Financial Officer, Senior Vice President, Secretary and Director of TFS

                                  EXHIBIT 99.1







                            CERTIFICATION PURSUANT TO

                               18 U.S.C. ss. 1350,

                        AS ADOPTED, REGARDING SECTION 906

                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund III, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended March 31, 2003, as filed on May 13, 2003 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Financial Services Corporation ("TFS") and Principal Executive Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




May 13, 2003



                               By  /s/ John A. Maccarone
                                   _____________________________________
                                   John A. Maccarone
                                   President and Director of TFS




A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT 99.2





                            CERTIFICATION PURSUANT TO

                               18 U.S.C. ss. 1350,

                        AS ADOPTED, REGARDING SECTION 906

                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund III, L.P. (the "Registrant") on Form 10-Q for the quarterly period ended March 31, 2003, as filed on May 13, 2003 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Financial Services Corporation ("TFS") and Principal Financial and Accounting Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



May 13, 2003



                             By  /s/ Ernest J. Furtado
                                 _______________________________________
                                 Ernest J. Furtado
                                 Chief Financial Officer, Senior Vice President, Secretary and Director of TFS






A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.