Form 10-Q
period 2003-06-30
TEXTAINER EQUIPMENT INCOME FUND III L P
filed 2003-08-12
CIK 866888

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 12, 2003


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund III, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 2003.

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


                  For the quarterly period ended June 30, 2003


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2003

Table of Contents
-----------------------------------------------------------------------------------------------------------------



                                                                                                             Page
Part I   Financial Information

    Item 1.   Financial Statements (unaudited)

          Balance Sheets - June 30, 2003
          and December 31, 2002.............................................................................    3


          Statements of Operations for the three and six months
          ended June 30, 2003 and 2002......................................................................    4


          Statements of Partners' Capital for the six months
          ended June 30, 2003 and 2002......................................................................    5


          Statements of Cash Flows for the six months
          ended June 30, 2003 and 2002......................................................................    6


          Notes to Financial Statements.....................................................................    8


    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................................   14


    Item 3.   Quantitative and Qualitative Disclosures about Market Risk....................................   22


    Item 4.   Controls and Procedures.......................................................................   22


Part II  Other Information

    Item 6.   Exhibits and Reports on Form 8-K. ............................................................   23



TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 2003 and December 31, 2002
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                               2003                   2002
                                                                         ---------------        ---------------
Assets
Container rental equipment, net of accumulated
   depreciation of $37,003, (2002:  $37,690) (note 4)                    $       27,023         $       31,529
Cash                                                                                421                    548
Accounts receivable, net of allowance for doubtful
   accounts of $186, (2002: $119)                                                 2,199                  2,441
Due from affiliates, net (note 2)                                                   405                    121
Prepaid expenses                                                                      6                     25
                                                                         ---------------        ---------------

                                                                         $       30,054         $       34,664
                                                                         ===============        ===============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $          206         $          200
   Accrued liabilities                                                              247                    332
   Accrued recovery costs                                                           127                    128
   Accrued damage protection plan costs                                             216                    185
   Warranty claims                                                                   10                     30
   Deferred quarterly distributions                                                  79                     88
   Deferred damage protection plan revenue                                          157                    157
                                                                         ---------------        ---------------

      Total liabilities                                                           1,042                  1,120
                                                                         ---------------        ---------------

Partners' capital:
   General partners                                                                   -                      -
   Limited partners                                                              29,012                 33,544
                                                                         ---------------        ---------------

      Total partners' capital                                                    29,012                 33,544
                                                                         ---------------        ---------------


                                                                         $       30,054         $       34,664
                                                                         ===============        ===============

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and six months ended June 30, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------


                                                  Three months       Three months        Six months         Six months
                                                     Ended               Ended              Ended              Ended
                                                 June 30, 2003       June 30, 2002      June 30, 2003      June 30, 2002
                                                 -------------       -------------      -------------      -------------
Rental income                                    $      2,437        $      2,152       $      4,983       $      4,430
                                                 -------------       -------------      -------------      -------------

Costs and expenses:
      Direct container expenses                           524                 812              1,007              1,565
      Bad debt expense (benefit)                           65                 (21)                87                (18)
      Depreciation (note 4)                             1,409               1,158              3,057              2,378
      Write-down of containers (note 4)                    63                 287                262              1,007
      Professional fees                                     6                  16                  9                 29
      Management fees to affiliates (note 2)              233                 197                466                421
      General and administrative costs
        to affiliates (note 2)                            109                 129                231                270
      Other general and administrative costs               32                  73                 61                143
      Loss on sale of containers (note 4)                 132                  23                159                447
                                                 -------------       -------------      -------------      -------------

                                                        2,573               2,674              5,339              6,242
                                                 -------------       -------------      -------------      -------------

      Loss from operations                               (136)               (522)              (356)            (1,812)
                                                 -------------       -------------      -------------      -------------

Interest income                                             2                  13                  4                 28
                                                 -------------       -------------      -------------      -------------

      Net loss                                   $       (134)       $       (509)      $       (352)      $     (1,784)
                                                 =============       =============      =============      =============

Allocation of net (loss) earnings (note 2):
      General partners                           $         22        $         57       $         42       $         73
      Limited partners                                   (156)               (566)              (394)            (1,857)
                                                 -------------       -------------      -------------      -------------

                                                 $       (134)       $       (509)      $       (352)      $     (1,784)
                                                 =============       =============      =============      =============
Limited partners' per unit share
      of net loss                                $      (0.03)       $      (0.09)      $      (0.07)      $      (0.31)
                                                 =============       =============      =============      =============

Limited partners' per unit share
      of distributions                           $       0.36        $       0.93       $       0.69       $       1.18
                                                 =============       =============      =============      =============

Weighted average number of limited
      partnership units outstanding                 5,926,742           6,080,851          5,926,742          6,080,851
                                                 =============       =============      =============      =============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 2003 and 2002
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------

                                                                Partners' Capital
                                           -----------------------------------------------------------
                                               General               Limited                Total
                                           ---------------       ---------------       ---------------


Balances at January 1, 2002                $            -        $       47,745        $       47,745

Distributions                                         (73)               (7,146)               (7,219)

Redemptions (note 5)                                    -                   (40)                  (40)

Net earnings (loss)                                    73                (1,857)               (1,784)
                                           ---------------       ---------------       ---------------

Balances at June 30, 2002                  $            -        $       38,702        $       38,702
                                           ===============       ===============       ===============

Balances at January 1, 2003                $            -        $       33,544        $       33,544

Distributions                                         (42)               (4,101)               (4,143)

Redemptions (note 5)                                    -                   (37)                  (37)

Net earnings (loss)                                    42                  (394)                 (352)
                                           ---------------       ---------------       ---------------

Balances at June 30, 2003                  $            -        $       29,012        $       29,012
                                           ===============       ===============       ===============


See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 2003 and 2002
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                                     2003                2002
                                                                               ----------------    ---------------

Cash flows from operating activities:
    Net loss                                                                   $          (352)    $       (1,784)
    Adjustments to reconcile net loss to
      net cash provided by operating activities:
         Depreciation (note 4)                                                           3,057              2,378
         Write-down of containers (note 4)                                                 262              1,007
         Increase (decrease) in allowance for doubtful accounts                             67                (15)
         Loss on sale of containers                                                        159                447
         Decrease (increase) in assets:
            Accounts receivable                                                            177                498
            Due from affiliates, net                                                      (349)               (51)
            Prepaid expenses                                                                19                 11
         (Decrease) increase in liabilities:
            Accounts payable and accrued liabilities                                       (79)               (35)
            Accrued recovery costs                                                          (1)               (64)
            Accrued damage protection plan costs                                            31                 (1)
            Deferred damage protection plan revenue                                          -                  4
            Warranty claims                                                                (20)               (19)
                                                                               ----------------    ---------------

                  Net cash provided by operating activities                              2,971              2,376
                                                                               ----------------    ---------------

Cash flows from investing activities:
    Proceeds from sale of containers                                                     1,093              2,099
    Container purchases                                                                      -                  5
                                                                               ----------------    ---------------

                  Net cash provided by investing activities                              1,093              2,104
                                                                               ----------------    ---------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                               (37)               (40)
    Distributions to partners                                                           (4,154)            (6,997)
                                                                               ----------------    ---------------

                  Net cash used in financing activities                                 (4,191)            (7,037)
                                                                               ----------------    ---------------

Net decrease in cash                                                                      (127)            (2,557)

Cash at beginning of period                                                                548              3,253
                                                                               ----------------    ---------------

Cash at end of period                                                          $           421     $          696
                                                                               ================    ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the six months ended June 30, 2003 and 2002
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of June 30, 2003 and 2002, and December 31, 2002 and 2001, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2003 and 2002.

                                                               June 30        Dec. 31        June 30        Dec. 31
                                                                 2003           2002           2002          2001
                                                             -----------    -----------    -----------    -----------
Container purchases included in:
     Due to (from) affiliates.......................            $  -           $  -            $  -          $ (7)

Distributions to partners included in:
     Due to affiliates..............................               7              9               8             5
     Deferred quarterly distributions...............              79             88             273            54

Proceeds from sale of containers included in:
     Due from affiliates............................             294            361             495           708


The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2003 and 2002.

                                                                                               2003          2002
                                                                                               ----          ----

Container purchases recorded.......................................                          $    -        $    2
Container purchases paid...........................................                               -            (5)

Distributions to partners declared.................................                           4,143         7,219
Distributions to partners paid.....................................                           4,154         6,997

Proceeds from sale of containers recorded..........................                           1,026         1,886
Proceeds from sale of containers received..........................                           1,093         2,099

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying value of containers  transferred during the six-month periods ended
June 30, 2003 and 2002 was $2 and $43, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

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

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 2003 and December 31, 2002 and the results of its operations for the three and six-month periods ended June 30, 2003 and 2002 and changes in partners' capital and cash flows for the six-month periods ended June 30, 2003 and 2002, have been made.

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

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Partnership adopted SFAS No. 146 on January 1, 2003 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $62 and $117 of incentive management fees during the three and six-month periods ended June 30, 2003, respectively, and $46 and $110 during the equivalent periods in 2002, respectively. No acquisition fees or equipment liquidation fees were incurred during these periods.

     The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 2003 and December 31, 2002.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $171 and $349 for the three and six-month periods ended June 30, 2003, respectively, and $151 and $311, respectively, during the comparable periods in 2002.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three and six-month periods ended June 30, 2003 and 2002 were as follows:

                                           Three months         Six months
                                          ended June 30,      ended June 30,
                                          --------------      --------------
                                          2003     2002       2003      2002
                                          ----     ----       ----      ----

          Salaries                        $ 63     $ 83       $127      $173
          Other                             46       46        104        97
                                           ---      ---        ---       ---
            Total general and
               administrative costs       $109     $129       $231      $270
                                           ===      ===        ===       ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's investors to the total number of investors of all limited partnerships managed by TFS or equally among all the limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and six-month periods ended June 30, 2003 and 2002:

                                           Three months         Six months
                                          ended June 30,      ended June 30,
                                          --------------      --------------
                                          2003      2002      2003      2002
                                          ----      ----      ----      ----

          TEM                            $ 95       $110      $201      $230
          TFS                              14         19        30        40
                                          ---        ---       ---       ---
            Total general and
               administrative costs      $109       $129      $231      $270
                                          ===        ===       ===       ===


     At June 30, 2003 and December 31, 2002, due from affiliates, net is comprised of:

                                                           2003            2002
                                                           ----            ----
             Due from affiliates:
                      Due from TEM.................        $474            $194
                                                            ---             ---

             Due to affiliates:
                      Due to TFS...................          55              56
                      Due to TCC...................          13              16
                      Due to TL....................           1               1
                                                            ---             ---
                                                             69              73
                                                            ---             ---

                  Due from affiliates, net                 $405            $121
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


Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at June 30, 2003 and 2002:

                                                         2003              2002
                                                         ----              ----

              On-lease under master leases              9,822             8,941
              On-lease under long-term leases           6,604             5,835
                                                       ------            ------

                   Total on-lease containers           16,426            14,776
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

     The remaining containers are off-lease and are located primarily at a large number of storage depots. At June 30, 2003 and 2002, the Partnership's off-lease containers were in the following locations:


                                                         2003        2002
                                                         ----        ----

                Americas                                1,634       2,413
                Europe                                    453         953
                Asia                                      665       4,167
                Other                                      64          81
                                                        -----       -----

                   Total off-lease containers           2,816       7,614
                                                        =====       =====

     At  June  30,  2003  approximately  13%  of  the  Partnership's   off-lease
     containers had been specifically identified as for sale.

Note 4.   Container Rental Equipment

     Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three and six-month periods ended June 30, 2003 was an increase to depreciation expense of $605 and $1,265, respectively. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

     The Partnership stopped purchasing containers in 2002, but its leasing activities are affected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999 and have remained low through the first half of 2003. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2003 and 2002 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of some of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell. During the six-month periods ended June 30, 2003 and 2002 the Partnership recorded write-down expenses of $262 and $1,007, respectively, on 462 and 1,456 containers identified as for sale and requiring a reserve. For the three-month periods ended June 30, 2003 and 2002, the Partnership recorded write-down expenses of $63 and $287, respectively, on 155 and 517 containers identified for sale and requiring a reserve. Additionally, during the three and six-month periods ended June 30, 2003, the Partnership reclassified 32 containers from containers identified for sale to containers held for continued use due to the improvement in demand for leased containers in Asia. There were no reclassifications during the three and six-month periods ended June 30, 2002. At June 30, 2003 and 2002, the net book value of the 301 and 1,226 containers identified for sale was $269 and $1,113, respectively.

     The Partnership sold 534 previously written down containers for a loss of $58 during the six-month period ended June 30, 2003 and sold 1,308 previously written down containers for a loss of $148 during the same period in 2002. During the three-month period ended June 30, 2003, the Partnership sold 315 previously written down containers for a loss of $38 and sold 724 previously written down containers for a loss of $82 during the same period in 2002. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

     The Partnership also sold containers that had not been written down and recorded losses of $101 and $299 during the six-month periods ended June 30, 2003 and 2002, respectively. During the three-month periods ended June 30, 2003 and 2002 the Partnership recorded a loss of $94 and a gain of $59, respectively, on the sale of containers that had not been written down.

     As more containers are subsequently identified for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment.

Note 5.   Redemptions

     The following redemptions were consummated by the Partnership during the six-month periods ended June 30, 2003 and 2002:


                                                           Units               Average
                                                         Redeemed          Redemption Price          Amount Paid
                                                         --------          ----------------          -----------

       Total Partnership redemptions as of
          December 31, 2001.........................      162,075               $11.55                  $1,871

       Six-month period ended
          June 30, 2002.............................        7,074               $ 5.65                      40
                                                          -------                                        -----

       Total Partnership redemptions as of
          June 30, 2002.............................      169,149               $11.30                  $1,911
                                                          =======                                        =====



       Total Partnership redemptions as of
          December 31, 2002.........................      314,335               $ 8.10                  $2,546

       Six-month period ended
          June  30, 2003............................        8,923               $ 4.15                      37
                                                          -------                                        -----

       Total Partnership redemptions as of
          June 30, 2003.............................      323,258               $ 7.99                  $2,583
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three and six-month periods ended June 30, 2003 and 2002. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

During the six-month period ended June 30, 2003, the Partnership declared cash distributions to limited partners pertaining to the period from December 2002 through May 2003, in the amount of $4,101, which represented $0.69 per unit. On a cash basis as reflected on the Statements of Cash Flows, after paying redemptions and general partner distributions, $2,892 of total distributions was from operations, and the balance was a return of capital. On an accrual basis, as reflected on the Statements of Partners' Capital, all of these distributions were a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the six-month period ended June 30, 2003, the Partnership redeemed 8,923 units for a total dollar amount of $37. The Partnership used cash from operating activities to pay for the redeemed units.

Net cash provided by operating activities for the six-month periods ended June 30, 2003 and 2002, was $2,971 and $2,376, respectively. The increase of $595, or 25%, was primarily attributable to fluctuations in net loss, adjusted for non-cash transactions, offset by the fluctuations in gross accounts receivable and due from affiliates, net. Net loss, adjusted for non-cash transactions, decreased primarily due to the increase in rental income and the decrease in direct container expenses, which are discussed more fully in "Results of Operations." The decrease in gross accounts receivable of $177 during the six-month period ended June 30, 2003 was primarily due to the decrease in the average collection period of accounts receivable. The decrease in gross accounts receivable of $498 for the comparable period in 2002 was primarily due to the decrease in rental income, and was partially offset by the increase in the average collection period of accounts receivable. The fluctuations in due from affiliates, net, resulted from timing differences in the payment of expenses, fees and distributions and the remittance of net rental revenues and container sales proceeds, as well as fluctuations in these amounts.

For the six-month periods ended June 30, 2003 and 2002, net cash provided by investing activities (the sale of containers) was $1,093 and $2,104, respectively. Net cash provided by investing activities decreased $1,011 primarily due to the decrease in proceeds from container sales. Proceeds from container sales decreased $1,006 primarily due to the decrease in the number of containers sold and a decrease in the average container sale price. The sales price received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. Some containers sold were located in low demand locations, and these sales were driven by the liquidation plans discussed above, and by adverse market conditions in these locations. Until demand for containers improves in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations rather than incurring the expense of repositioning them. The sale of containers in low demand locations, the decline in value for used containers, and the related market conditions are discussed more fully under "Results of Operations."

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

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) was directly related to the size of the container fleet during the six-month periods ended June 30, 2003 and 2002, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                             2003         2002
                                                             ----         ----

          Beginning container fleet...............         20,536       24,561
          Ending container fleet..................         19,242       22,390
          Average container fleet.................         19,889       23,476

The average container fleet decreased 15% from the six-month period ended June 30, 2002 to the comparable period in 2003, primarily due to continuing sales of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated their sale was otherwise warranted. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plans. The Partnership expects rental income to decline as the container fleet declines. While the decline in container fleet resulted in lower rental income, this decrease was more than offset by the improvement in utilization, resulting in the increase in rental income from the six-month period ended June 30, 2002 to the same period in 2003. An overall decline in rental income is expected in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 83% and 58% on average during the six-month periods ended June 30, 2003 and 2002, respectively. The remaining container fleet is off-lease and is located primarily at a large number of storage depots. At June 30, 2003 and 2002, utilization was 85% and 66%, respectively, and the Partnership's off-lease containers (in units) were in the following locations:

                                                    2003             2002
                                                    ----             ----

      Americas                                     1,634            2,413
      Europe                                         453              953
      Asia                                           665            4,167
      Other                                           64               81
                                                   -----            -----
            Total off-lease containers             2,816            7,614
                                                   =====            =====

At June 30, 2003 approximately 13% of the Partnership's off-lease containers had been specifically identified as for sale.

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate for the Partnership's containers decreased 10% between the periods. Average rates declined under both master and long term leases, which are the two principal types of leases for the Partnership's containers. The majority of the Partnership's rental income was generated from leasing of the Partnership's containers under master operating leases, but in the past several years an increasing percentage of the Partnership's containers have been on lease under long term leases. At June 30, 2003 and 2002, 40% and 39%, respectively, of the Partnership's on lease containers were on lease under long term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 2003 and 2002.

The Partnership's loss from operations for the six-month periods ended June 30, 2003 and 2002 was $356 and $1,812, respectively, on rental income of $4,983 and $4,430, respectively. The increase in rental income of $553 or 12%, from the six-month period ended June 30, 2002 to the same period in 2003 was attributable to increases in container rental income and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, increased $473, or 12%, primarily due to the increase in average on-hire utilization of 43%, offset by decreases in average fleet size of 15% and average rental rates of 10% between the periods.

Beginning in March 2002, utilization began to improve and improved steadily through the end of 2002 due to:

o    An increase in export cargo out of Asia
o Prior repositioning of containers to Asia which placed large quantities of containers in areas of high demand
o Disposal of older containers and fewer purchases of new containers by both container lessors and shipping lines in 2001 and 2002, resulting in an overall better-balanced supply of containers
o The labor disagreement that affected U.S. West Coast ports in the third and part of the fourth quarter had short-term positive effects on demand for containers as shipping lines were not able to reposition enough containers to Asia and had to lease more containers to meet their customers' demands

Utilization declined slightly in the first quarter of 2003, which is traditionally a slow period for container demand, and then improved slightly during the second quarter of 2003. Rental rates also declined slightly in 2003 primarily due to low new container prices, low interest rates and low rates offered by competitors. The General Partners are cautiously optimistic that current utilization levels can be maintained or improved during the next several months as the peak-shipping season begins. However, the General Partners caution that market conditions could deteriorate again due to global economic and political conditions. Demand for leased containers could therefore weaken again and result in a decrease in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

Although demand for leased containers improved, the trade imbalance between Asia and the Americas continues. As a result, a large portion of the Partnership's off-lease containers are located in low demand locations in the Americas as detailed in the above chart. For these and other off-lease containers, the Partnership determines whether these containers should be sold or held for continued use. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold are older containers. The expected economic benefit of continuing to own these older containers is significantly less than that of newer containers. This is due to their shorter remaining marine life, the cost to reposition them, and the shipping lines' preference for leasing newer containers when they have a choice.

Once the decision is made to sell containers, the Partnership writes down the value of these specifically identified containers when the carrying value was greater than the container's estimated net realizable value, which is based on recent sales prices less cost of sales. The average sales prices for containers sold by the Partnership as well as other Partnerships managed by the General Partners have decreased. The decrease is primarily due to a surplus of used containers available for sale.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 2003, other rental income was $661, an increase of $80 from the equivalent period in 2002. The increase was primarily due to increases in DPP and location income of $74 and $39, respectively, offset by the decrease in handling income of $38. DPP income increased primarily due to an increase in the number of containers covered under DPP. Location income increased primarily due to the increase in charges to one lessee who required containers to be delivered to specific locations. The decrease in handling income was primarily due to the decrease in container movement.

Direct container expenses decreased $558, or 36%, from the six-month period ended June 30, 2002 to the same period in 2003. The decrease was primarily due to the decrease in storage expense of $715, offset by the increase in repositioning expense of $136. Storage expense decreased primarily due to the increase in utilization noted above and the decrease in the average storage cost per container. Repositioning expense increased due to an increase in the average repositioning costs due to (i) expensive repositioning moves related to one lessee who required containers to be delivered to certain locations as discussed above and (ii) longer average repositioning moves. This increase was partially offset by the decline in the number of containers repositioned between the periods.

Bad debt expense/(benefit) was $87 and ($18) for the six-month periods ended June 30, 2003 and 2002, respectively. Fluctuations in bad debt expense/(benefit) reflect the required adjustments to the bad debt reserve, after deductions had been taken against the reserve, and are based on management's then current estimates of the portion of accounts receivable that may not be collected and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The expense recorded during the six-month period ended June 30, 2003 reflects a higher reserve requirement from December 31, 2002. The benefit recorded during the six-month period ended June 30, 2002 reflects a lower reserve requirement from December 31, 2001.

Depreciation expense increased $679, or 29%, from the six-month period ended June 30, 2002 to the comparable period in 2003, primarily due to an increase in the depreciation rate as a result of changes in estimated salvage values as discussed below, offset by the decrease in average fleet size noted above.

Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the six-month period ended June 30, 2003 was an increase to depreciation expense of $1,265. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

The Partnership stopped purchasing containers in 2002, but its leasing activities are affected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999 and have remained low through the first half of 2003. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2003 and 2002 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of some of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell. During the six-month periods ended June 30, 2003 and 2002 the Partnership recorded write-down expenses of $262 and $1,007, respectively, on 462 and 1,456 containers identified as for sale and requiring a reserve. During the six-month period ended June 30, 2003, the Partnership also reclassified 32 containers from containers identified for sale to containers held for continued use due to the improvement in demand for leased containers in Asia. There were no reclassifications during the six-month period ended June 30, 2002. At June 30, 2003 and 2002, the net book value of the 301 and 1,226 containers identified for sale was $269 and $1,113, respectively.

The Partnership sold 534 previously written down containers for a loss of $58 during the six-month period ended June 30, 2003 and sold 1,308 previously written down containers for a loss of $148 during the same period in 2002. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

The Partnership also sold containers that had not been written down and recorded losses of $101 and $299 during the six-month periods ended June 30, 2003 and 2002, respectively.

As more containers are subsequently identified for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment.

Management fees to affiliates increased $45, or 11%, from the six-month period ended June 30, 2002 to the comparable period in 2003 due to increases in both equipment and incentive management fees. The increase in equipment management fees was due to the increase in rental income, upon which equipment management fees are primarily based. These fees were approximately 7% of rental income for both periods. Incentive management fees increased primarily due to the increase in the amount of distributions paid from cash from operations.

General and administrative costs to affiliates decreased $39, or 14%, from the six-month period ended June 30, 2002 to the same period in 2003, due to decreases in the allocation of overhead costs from TEM and TFS. The allocation from TEM decreased as the Partnership represented a smaller portion of the total fleet managed by TEM. The allocation of overhead from TFS decreased primarily due to the decrease in total overhead costs incurred and allocated by TFS.

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

Other general and administrative costs decreased $82 from the six-month period ended June 30, 2002 to the same period in 2003. The decrease was primarily due to decreases in other service fees between the periods.

Loss on sale of containers decreased $288 from the six-month period ended June 30, 2002 to the comparable period in 2003. The decrease was primarily due to a decrease in the number of containers sold and a decrease in the average loss recorded on container sales.

Net loss per limited partnership unit decreased from $0.31 to $0.07 from the six-month period ended June 30, 2002 to the equivalent period in 2003, respectively, reflecting the decrease in net loss allocated to limited partners from $1,857 to $394, respectively. The allocation of net loss for the six-month periods ended June 30, 2003 and 2002 included a special allocation of gross income to the General Partners of $46 and $91, respectively, in accordance with the Partnership Agreement.

The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 2003 and 2002.

The Partnership's loss from operations for the three-month periods ended June 30, 2003 and 2002 was $136 and $522, respectively, on rental income of $2,437 and $2,152, respectively. The increase in rental income of $285, or 13%, from the three-month period ended June 30, 2002 to the comparable period in 2003 was attributable to increases in container rental income and other rental income. Income from container rentals increased $262, or 14%, primarily due to the increase in average on-hire utilization of 40%, offset by decreases in average fleet size of 14% and average rental rates of 7% between the periods.

For the three-month period ended June 30, 2003, other rental income was $286, an increase of $23 from the equivalent period in 2002. The increase was primarily due to an increase in DPP income of $55, offset by a decrease in handling income of $35. DPP income increased primarily due to an increase in the number of containers covered under DPP. Handling income decreased primarily due to the decrease in container movement.

Direct container expenses decreased $288, or 35%, from the three-month period ending June 30, 2002 to the same period in 2003. The decrease was primarily due to the decrease in storage expense of $335, offset by the increase in DPP expense of $44. Storage expense decreased primarily due to the increase in utilization noted above and the decrease in the average storage cost per container. DPP expense increased due to increases in the average DPP repair cost per container and in the number of containers covered under DPP.

Bad debt expense/(benefit) was $65 and ($21) for the three-month periods ended June 30, 2003 and 2002, respectively. The expense recorded during the three-month period ended June 30, 2003 reflects a higher reserve requirement from March 31, 2003. The benefit recorded during the comparable period in 2002 reflects a lower reserve requirement from March 31, 2002

Depreciation expense increased $251, or 22%, from the three-month period ended June 30, 2002 to the comparable period in 2003, primarily due to the changes in estimated salvage values used to calculate depreciation noted above, offset by the decrease in average fleet size noted above. The effect of this change for the three-month period ended June 30, 2003 was an increase to depreciation expense of $605.

During the three-month periods ended June 30, 2003 and 2002, the Partnership recorded write-down expenses of $63 and $287, respectively, on 155 and 517 containers identified for sale and requiring a reserve. The Partnership sold 315 of these previously written down containers for a loss of $38 during the three-month period ended June 30, 2003 and sold 724 previously written down containers for a loss of $82 during the same period in 2002. The Partnership also sold containers that had not been written down and recorded a loss of $94 and a gain of $59, during the three-month periods ended June 30, 2003 and 2002, respectively.

Management fees to affiliates increased $36, or 18%, from the three-month period ended June 30, 2002 to the comparable period in 2003 due to increases in both equipment and incentive management fees. The increase in equipment management fees was due to the increase in rental income. These fees were approximately 7% of rental income for both periods. Incentive management fees increased primarily due to the increase in the amount of distributions paid from cash from operations.

General and administrative costs to affiliates decreased $20, or 16%, from the three-month period ended June 30, 2002 to the equivalent period in 2003, primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other general and administrative costs decreased $41 from the three-month period ended June 30, 2002 to the same period in 2003. The decrease was primarily due to decreases in other service fees between the periods.

Loss on sale of containers increased $109 from the three-month period ended June 30, 2002 to the comparable period in 2003. Although the Partnership sold fewer containers, loss on sale of containers increased primarily due to the Partnership incurring greater losses on the sale of containers.

Net loss per limited partnership unit decreased from $0.09 to $0.03 from the three-month period ended June 30, 2002 to the equivalent period in 2003, respectively, reflecting the decrease in the net loss allocated to limited partners from $566 to $156, respectively. The allocation of net loss included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

Critical Accounting Policies and Estimates

The Partnership's discussion and analysis of its financial condition and results of operations are based upon the Partnership's financial statements, which have been prepared on a going concern basis, in accordance with accounting principles generally accepted in the United States of America. Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Partnership's management evaluates its estimates on an on-going basis, including those related to the container rental equipment, accounts receivable and accruals.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Inapplicable.

Item 4.  Controls and Procedures

Based on an evaluation of the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934), the managing general partner's principal executive officer and principal financial officer have found those controls and procedures to be effective as of the end of the period covered by the report. There has been no change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter, and which has materially affected, or is reasonably likely materially to affect, the Partnership's internal control over financial reporting.



Part II

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits  31.1 and 31.2  Certifications  pursuant  to Rules  13a-14 or
          15d-14 of the Securities and Exchange Act of 1934.

          Exhibits 32.1 and 32.2  Certifications  pursuant to 18 U.S.C.  Section
          1350, as adopted, and regarding Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date:  August 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Chief Financial Officer, Senior                August 12, 2003
Ernest J. Furtado                        Vice President and Secretary





________________________                 President                                      August 12, 2003
John A. Maccarone




Part II

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits  31.1 and 31.2  Certifications  pursuant  to Rules  13a-14 or
          15d-14 of the Securities and Exchange Act of 1934.

          Exhibits 32.1 and 32.2  Certifications  pursuant to 18 U.S.C.  Section
          1350, as adopted, and regarding Section 906 of the Sarbanes-Oxley Act of 2002.

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


                          TEXTAINER  EQUIPMENT INCOME FUND III, L.P.
                          A California Limited Partnership

                          By Textainer Financial Services Corporation
                          The Managing General Partner



                           By /s/Ernest J. Furtado
                              ____________________________
                              Ernest J. Furtado
                              Chief Financial Officer


Date:  August 12, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



/s/Ernest J. Furtado
_________________________________        Chief Financial Officer, Senior                August 12, 2003
Ernest J. Furtado                        Vice President and Secretary



/s/John A. Maccarone
_________________________________        President                                      August 12, 2003
John A. Maccarone

                                  EXHIBIT 31.1


CERTIFICATIONS

I, John A. Maccarone, certify that:

1. I have reviewed this quarterly report on form 10-Q of Textainer Equipment Income Fund III, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

               a.) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               b.) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               c.) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a.) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 12, 2003

                                   /s/ John A. Maccarone
                                   _______________________________
                                   John A. Maccarone
                                   President and Director of TFS

                                  EXHIBIT 31.2


CERTIFICATIONS

I, Ernest J. Furtado, certify that:

1. I have reviewed this quarterly report on form 10-Q of Textainer Equipment Income Fund III, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

               a.) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               b.) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               c.) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a.) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


August 12, 2003

                              /s/ Ernest J. Furtado
                              _________________________________________________
                              Ernest J. Furtado
                              Chief Financial Officer, Senior Vice President, Secretary and Director of TFS

                                  EXHIBIT 32.1







                            CERTIFICATION PURSUANT TO

                               18 U.S.C. ss. 1350,

                        AS ADOPTED, REGARDING SECTION 906

                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund III, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended June 30, 2003, as filed on August 12, 2003 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Financial Services Corporation ("TFS") and Principal Executive Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



August 12, 2003



                                 By  /s/ John A. Maccarone
                                     _____________________________________
                                     John A. Maccarone
                                     President and Director of TFS




A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Reqistrant and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT 32.2







                            CERTIFICATION PURSUANT TO

                               18 U.S.C. ss. 1350,

                        AS ADOPTED, REGARDING SECTION 906

                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund III, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended June 30, 2003, as filed on August 12, 2003 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Financial Services Corporation ("TFS") and Principal Financial and Accounting Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



August 12, 2003



                             By  /s/ Ernest J. Furtado
                                 _______________________________________________
                                 Ernest J. Furtado
                                 Chief Financial Officer, Senior Vice President, Secretary and Director of TFS





A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Reqistrant and furnished to the Securities and Exchange Commission or its staff upon request.