Form 10-Q
period 2004-09-30
TEXTAINER EQUIPMENT INCOME FUND III L P
filed 2004-11-12
CIK 866888

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 12, 2004


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund III, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 2004.

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


                For the quarterly period ended September 30, 2004


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 2004

Table of Contents
-----------------------------------------------------------------------------------------------------------------



                                                                                                             Page
Part I    Financial Information

    Item 1.    Financial Statements (unaudited)

          Balance Sheets - September 30, 2004
          and December 31, 2003.............................................................................    3


          Statements of Operations for the three and nine months
          ended September 30, 2004 and 2003.................................................................    4


          Statements of Partners' Capital for the nine months
          ended September 30, 2004 and 2003.................................................................    5


          Statements of Cash Flows for the nine months
          ended September 30, 2004 and 2003.................................................................    6


          Notes to Financial Statements.....................................................................    8


    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................................................   13


    Item 3.    Quantitative and Qualitative Disclosures about Market Risk...................................   24


    Item 4.    Controls and Procedures......................................................................   24


Part II   Other Information


    Item 6.    Exhibits and Reports on Form 8K..............................................................   24




TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Balance Sheets

September 30, 2004 and December 31, 2003
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                               2004                   2003
                                                                         ---------------        ---------------
Assets
Container rental equipment, net of accumulated depreciation
   and impairment of $31,525, (2003:  $34,299) (notes 4 & 6)             $       16,592         $       22,714
Cash                                                                                762                    627
Accounts receivable, net of allowance for doubtful
    accounts of $288, (2003: $175)                                                1,734                  2,182
Due from affiliates, net (note 2)                                                   343                    290
Prepaid expenses                                                                     10                     33
                                                                         ---------------        ---------------

                                                                         $       19,441         $       25,846
                                                                         ===============        ===============

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $          100         $          178
   Accrued liabilities                                                              251                    252
   Accrued damage protection plan costs                                             326                    302
   Deferred quarterly distributions                                                  97                     65
   Deferred damage protection plan revenue                                          156                    156
                                                                         ---------------        ---------------

      Total liabilities                                                             930                    953
                                                                         ---------------        ---------------

Partners' capital:
   General partners                                                                   -                      -
   Limited partners                                                              18,511                 24,893
                                                                         ---------------        ---------------

      Total partners' capital                                                    18,511                 24,893
                                                                         ---------------        ---------------


                                                                         $       19,441         $       25,846
                                                                         ===============        ===============

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and nine months ended September 30, 2004 and 2003
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
-------------------------------------------------------------------------------------------------------------------------


                                               Three months        Three months         Nine months         Nine months
                                                   Ended               Ended               Ended               Ended
                                              Sept. 30, 2004      Sept. 30, 2003      Sept. 30, 2004      Sept. 30, 2003
                                              ---------------     ---------------     ---------------     ---------------
Rental income                                 $        2,118      $        2,353      $        6,385      $        7,336
                                              ---------------     ---------------     ---------------     ---------------

Costs and expenses:
     Direct container expenses                           213                 521               1,055               1,529
     Bad debt expense (benefit)                           65                  (8)                115                  80
     Depreciation (note 4)                               348               1,378               2,234               4,435
     Write-down of containers (notes 4 & 6)                -                  22               1,950                 285
     Professional fees                                    22                   5                  45                  14
     Management fees to affiliates (note 2)              204                 241                 621                 707
     General and administrative costs
       to affiliates (note 2)                             94                 108                 283                 339
     Other general and administrative costs               19                  32                  69                  92
     (Gain) loss on sale of containers (note 4)         (112)                164                 (26)                323
                                              ---------------     ---------------     ---------------     ---------------

                                                         853               2,463               6,346               7,804
                                              ---------------     ---------------     ---------------     ---------------

     Income (loss) from operations                     1,265                (110)                 39                (468)
                                              ---------------     ---------------     ---------------     ---------------

Interest income                                            3                   1                   6                   5
                                              ---------------     ---------------     ---------------     ---------------

     Net earnings (loss)                      $        1,268      $         (109)     $           45      $         (463)
                                              ===============     ===============     ===============     ===============

Allocation of net earnings (loss) (note 2):
     General partners                         $           22      $           23      $           66      $           65
     Limited partners                                  1,246                (132)                (21)               (528)
                                              ---------------     ---------------     ---------------     ---------------

                                              $        1,268      $         (109)     $           45      $         (463)
                                              ===============     ===============     ===============     ===============
Limited partners' per unit share
     of net earnings (loss)                   $         0.21      $        (0.02)     $        (0.00)     $        (0.09)
                                              ===============     ===============     ===============     ===============

Limited partners' per unit share
     of distributions                         $         0.34      $         0.38      $         1.08      $         1.07
                                              ===============     ===============     ===============     ===============

Weighted average number of limited
     partnership units outstanding                 5,903,834           5,919,042           5,903,834           5,924,175
                                              ===============     ===============     ===============     ===============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 2004 and 2003
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                            Partners' Capital
                                                       ---------------------------------------------------------
                                                           General               Limited               Total
                                                       --------------        --------------       --------------

Balances at January 1, 2003                            $           -         $      33,544        $      33,544

Distributions                                                    (65)               (6,321)              (6,386)

Redemptions (note 5)                                               -                   (68)                 (68)

Net earnings (loss)                                               65                  (528)                (463)
                                                       --------------        --------------       --------------

Balances at September 30, 2003                         $           -         $      26,627        $      26,627
                                                       ==============        ==============       ==============

Balances at January 1, 2004                            $           -         $      24,893        $      24,893

Distributions                                                    (66)               (6,347)              (6,413)

Redemptions (note 5)                                               -                   (14)                 (14)

Net earnings (loss)                                               66                   (21)                  45
                                                       --------------        --------------       --------------

Balances at September 30, 2004                         $           -         $      18,511        $      18,511
                                                       ==============        ==============       ==============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 2004 and 2003
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                                     2004                2003
                                                                               ----------------    ---------------
Cash flows from operating activities:
    Net earnings (loss)                                                        $            45     $         (463)
    Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
         Depreciation (note 4)                                                           2,234              4,435
         Write-down of containers (notes 4 & 6)                                          1,950                285
         Increase in allowance for doubtful accounts                                       113                 64
         (Gain) loss on sale of containers                                                 (26)               323
         Decrease (increase) in assets:
            Accounts receivable                                                            383                265
            Due from affiliates, net                                                      (311)               (19)
            Prepaid expenses                                                                23                 25
         (Decrease) increase in liabilities:
            Accounts payable and accrued liabilities                                       (79)               (89)
            Accrued damage protection plan costs                                            24                 67
            Warranty claims                                                                  -                (30)
                                                                               ----------------    ---------------

                  Net cash provided by operating activities                              4,356              4,863
                                                                               ----------------    ---------------

Cash flows from investing activities:
    Proceeds from sale of containers                                                     2,171              1,606
                                                                               ----------------    ---------------

                  Net cash provided by investing activities                              2,171              1,606
                                                                               ----------------    ---------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                               (14)               (68)
    Distributions to partners                                                           (6,378)            (6,389)
                                                                               ----------------    ---------------

                  Net cash used in financing activities                                 (6,392)            (6,457)
                                                                               ----------------    ---------------

Net increase in cash                                                                       135                 12

Cash at beginning of period                                                                627                548
                                                                               ----------------    ---------------

Cash at end of period                                                          $           762     $          560
                                                                               ================    ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Cash Flows--Continued

For the nine months ended September 30, 2004 and 2003
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers which had not been paid or received as of September 30, 2004 and 2003, and December 31, 2003 and 2002, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2004 and 2003.


                                                              Sept. 30        Dec. 31       Sept. 30        Dec. 31
                                                                2004            2003          2003            2002
                                                             -----------    -----------    -----------    -----------
Distributions to partners included in:
     Due to affiliates..............................            $  8          $  5            $  8            $  9
     Deferred quarterly distributions...............              97            65              86              88

Proceeds from sale of containers included in:
     Due from affiliates............................             257           512             402             361


The following table summarizes the amounts of distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2004 and 2003.

                                                                                              2004            2003
                                                                                              ----            ----

Distributions to partners declared..............................................            $6,413          $6,386
Distributions to partners paid..................................................             6,378           6,389

Proceeds from sale of containers recorded.......................................             1,916           1,647
Proceeds from sale of containers received.......................................             2,171           1,606

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying value of containers transferred during the nine-month periods ended
September 30, 2004 and 2003 was $48 and $2, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months ended September 30, 2004 and 2003
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

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

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 2004 and December 31, 2003 and the results of its operations for the three and nine-month periods ended September 30, 2004 and 2003 and changes in partners' capital and cash flows for the nine-month periods ended September 30, 2004 and 2003, have been made.

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

     The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. Additionally, the Partnership writes down the value of its containers if an evaluation indicates that the recorded amounts of containers are not recoverable based on estimated future undiscounted cash flows and sales prices. These estimates are based upon historical useful lives of containers and container sales prices as well as assumptions about future demand for leased containers and estimated sales prices (See Notes 4 and 6.)

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $55 and $174 of incentive management fees during the three and nine-month periods ended September 30, 2004 and $74 and $192 during the equivalent period in 2003, respectively. No equipment liquidation fees were incurred during these periods.

     The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at September 30, 2004 and December 31, 2003.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $149 and $447 for the three and nine-month periods ended September 30, 2004, respectively, and $167 and $515, during the comparable periods in 2003.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three and nine-month periods ended September 30, 2004 and 2003 were as follows:

                                         Three months           Nine months
                                        ended Sept. 30,       ended Sept. 30,
                                        ---------------       ---------------
                                        2004       2003       2004       2003
                                        ----       ----       ----       ----

          Salaries                       $53       $ 56       $168       $182
          Other                           41         52        115        157
                                          --        ---        ---        ---
           Total general and
            administrative costs         $94       $108       $283       $339
                                          ==        ===        ===        ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs either based on the ratio of the Partnership's investors to the total number of investors of all limited partnerships managed by TFS or equally among all the limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and nine-month periods ended September 30, 2004 and 2003:

                                         Three months           Nine months
                                        ended Sept. 30,       ended Sept. 30,
                                        ---------------       ---------------
                                        2004       2003       2004       2003
                                        ----       ----       ----       ----


          TEM                            $80       $ 92       $236       $293
          TFS                             14         16         47         46
                                          --        ---        ---        ---
           Total general and
            administrative costs         $94       $108       $283       $339
                                          ==        ===        ===        ===

     At September 30, 2004 and December 31, 2003, due from affiliates, net is comprised of:

                                                         2004            2003
                                                         ----            ----
          Due from affiliates:
                 Due from TEM......................      $418            $353
                                                          ---             ---

          Due to affiliates:
                 Due to TFS........................        54              54
                 Due to TCC........................        20               8
                 Due to TL.........................         1               1
                                                          ---             ---
                                                           75              63
                                                          ---             ---

          Due from affiliates, net                       $343            $290
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

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at September 30, 2004 and 2003:

                                                         2004            2003
                                                         ----            ----

          On-lease under master leases                  8,635           9,165
          On-lease under long-term leases               6,220           6,401
                                                       ------          ------

            Total on-lease containers                  14,855          15,566
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

Note 4.  Container Rental Equipment

     The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required at September 30, 2003. Based on an impairment analysis performed at June 30, 2004, which considered the possible sale of the Partnership's remaining container fleet (see Note 6), the Partnership determined that certain containers were impaired and that a reduction to the carrying value of these containers was required. The Partnership recorded a write down of $1,916 during the three-month period ended June 30, 2004 to write down the value of certain containers that had carrying values which were greater than the anticipated per unit sales price in the buyer's letter of intent. The Partnership evaluated the recoverability of these containers at September 30, 2004 and determined that a further reduction to the carrying value of these containers was not required.

     The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of some of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell. During the nine-month periods ended September 30, 2004 and 2003 the Partnership recorded write down expenses of $34 and $285, respectively, on 201 and 628 containers identified as for sale and requiring a reserve. There was no write-down recorded during the three-month period ended September 30, 2004. During the three-month period ended September 30, 2003, the Partnership recorded a write down expense of $22 on 166 containers identified for sale and requiring a reserve. At September 30, 2004 and 2003, the net book value of the 91 and 287 containers identified as for sale was $76 and $245, respectively. These containers are included in container rental equipment in the balance sheets.

     During the nine-month periods ended September 30, 2004 and 2003, the Partnership sold 269 and 715, respectively, of these previously written down containers for a gain (loss) of $10 and ($62), respectively. During the three-month period ended September 30, 2003 the Partnership sold 181 previously written down containers for a loss of $5.

     The Partnership also sold containers that had not been written down and recorded a gain (loss) of $16 and ($261) during the nine-month periods ended September 30, 2004 and 2003, respectively. During the three-month periods ended September 30, 2004 and 2003, the Partnership recorded a gain
     (loss) of $112 and ($159), respectively, on the sale of containers that had not been written down.

Note 5.  Redemptions

      The following redemptions were consummated by the Partnership during the nine-month periods ended September 30, 2004 and 2003:


                                                          Units                Average
                                                         Redeemed          Redemption Price           Amount Paid
                                                         --------          -----------------          -----------
       Total Partnership redemptions as of
         December 31, 2002..................              314,335               $ 8.10                  $2,546

       Nine-month period ended:
         September 30, 2003.................               16,623               $ 4.09                      68
                                                          -------                                        -----

       Total Partnership redemptions as of
         September 30, 2003.................              330,958               $ 7.90                  $2,614
                                                          =======                                        =====

       Total Partnership redemptions as of
         December 31, 2003..................              342,366               $ 7.76                  $2,657

       Nine-month period ended:
         September 30, 2004.................                3,800               $ 3.68                      14
                                                          -------                                        -----

       Total Partnership redemptions as of
         September 30, 2004.................              346,166               $ 7.72                  $2,671
                                                          =======                                        =====

     The redemption price is fixed by formula in accordance with the Partnership
     Agreement.

Note 6.  Possible Sale of Container Fleet

     In July 2004, the Partnership signed a letter of intent to sell its remaining container fleet for cash to an unaffiliated corporate purchaser. The Partnership is in the process of negotiating a definitive purchase and sale agreement with the purchaser. If the purchase and sale agreement is finalized and signed by all parties, the Partnership will submit the proposed sale to the Limited Partners for approval. If the Limited Partners approve the sale and the sale is completed, the Partnership anticipates that it will distribute the net proceeds of the sale to the partners and terminate its existence during 2005.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three and nine-month periods ended September 30, 2004 and 2003. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

In addition to leasing containers, the Partnership also sells containers from time to time. Containers are generally sold either at the end of their useful life, or when an economic analysis indicates that it would be more profitable to sell a container rather than to continue to own it. An example of the latter would be when re-leasing a container might be relatively expensive, either because of expenses required to repair the container or to reposition the container to a location where the container could be readily leased.

To date, the Partnership has generally sold containers individually. As discussed below under "Possible Sale of Partnership Assets," the Partnership is currently in negotiations to sell all of its remaining container fleet to a corporate purchaser.

When the Partnership has sold its containers individually, sales have primarily been made to wholesalers who subsequently sell to buyers such as mini-storage operators, construction companies, farmers and other non-marine users. Additionally, if a container is lost or completely damaged by a lessee, the Partnership has received proceeds from the lessee for the value of the container. The Partnership counts these transactions as sales, as well as the more traditional sales to wholesalers. Generally, since 1998, used container prices have declined, causing the Partnership to realize less from the sale of its used containers. Used container sales prices stabilized in 2002 and 2003 and have increased in 2004.

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

During 2004, new container prices have increased significantly due to a worldwide shortage of steel, which has resulted in limited availability of new containers. Although the Partnership is no longer purchasing containers, the increase in new container prices and the limited availability of new containers has improved demand for the Partnerships' containers. See "Results of
Operations: Current Market Conditions for Leased Containers" for a further discussion.

The Partnership is in its liquidation phase, which means that the Partnership no longer seeks to replenish its container fleet by buying new containers. During this phase, the Partnership will either (i) sell its remaining container fleet to an institutional investor, who would continue to lease the containers or (ii) sell containers gradually to wholesalers when the containers are at or near the end of their useful life, or when they come off-lease and a sale seems to offer a better overall yield than continued operation. The choice of liquidation options has been based on which option is believed to better enhance the overall economic return to investors. As described below, the Partnership is currently in the process of negotiating a proposed sale of its entire container fleet to a corporate purchaser.

In June 2004 the Partnership compared the carrying value of its containers to the anticipated estimated price to be realized in the proposed sale to the corporate purchaser. Despite the improvement in the market for used containers, the Partnership still found that the carrying value of some of its older, more expensive containers was higher than the anticipated estimated price to be realized in the sale. The Partnership determined that these containers were impaired and recorded a write down expense to reduce the carrying value of these containers to their anticipated sales price. See "Possible Sale of Partnership Assets" below and "Other Income and Expenses: Write Down of Containers."

Possible Sale of Partnership Assets

In July 2004, the Partnership and five other limited partnerships managed by the General Partners signed a letter of intent to sell their remaining container fleets for cash to an unaffiliated corporate purchaser, RFH Limited, (the "Purchaser"). The Partnership, the other limited partnerships and the Purchaser are in the process of negotiating the Asset Sale Agreement. If the Asset Sale Agreement is finalized, the Partnership will submit the proposed sale to the Limited Partners for approval.

If the Limited Partners approve the sale and the sale is completed, the Partnership anticipates that it will distribute the net proceeds of this sale to the partners and terminate its existence during 2005. In the event the sale is not approved, the Partnership expects to continue to sell its containers gradually, either individually or in groups, according to the condition of, and market for, the containers.


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

Cash from Operations

Net cash provided by operating activities for the nine-month periods ended September 30, 2004 and 2003, was $4,356 and $4,863, respectively. The decrease of $507, or 10%, was primarily due to the decline in net earnings (loss), adjusted for non-cash expenses, and fluctuations in due from affiliates, net, offset by fluctuations in gross accounts receivable between the periods. Net earnings (loss), adjusted for non-cash expenses, decreased primarily due to a decrease in rental income, offset by the decline in direct container expenses. These fluctuations are discussed more fully under "Results of Operations." The fluctuations in due from affiliates, net, resulted from timing differences in the payment of expenses and fees and the remittance of net rental revenues, as well as in fluctuations in these amounts. The decrease in gross accounts receivable of $383 during the nine-month period ended September 30, 2004 was primarily due the decrease in rental income. The decrease in gross accounts receivable of $265 during the same period in 2003 was primarily due to a decrease in the average collection period of accounts receivable, offset by the increase in rental income.

Cash from Sale of Containers

Current Uses: For the nine-month periods ended September 30, 2004 and 2003, net cash provided by investing activities (the sale of containers) was $2,171 and $1,606, respectively. The increase of $565 was primarily due to the increase in the average container sales price and a slight increase in the number of containers sold during the nine-month period ended September 30, 2004, compared to the equivalent period in 2003. Fluctuations between periods in the number of containers sold and sales price reflect the age and condition of containers coming off-lease, the geographic market in which they come off-lease, and other related market conditions. Fluctuations in sales price between the periods can also be affected by the number of containers bought by lessees, who reimburse the Partnership for any containers that are lost or completely damaged beyond repair. These reimbursement amounts are frequently higher than the average sales price for a container sold in the open market when it comes off-lease.

Effect of Market Conditions: Market conditions can affect the Partnership's decision to sell an off-lease container. If demand for leased containers is low, the Partnership is more likely to sell a container rather than incur the cost to reposition the container to a location where it can be re-leased. If demand is strong, the Partnership is less likely to identify the container as for sale, as it is anticipated that the container can be released in its current location or repositioned to another location where demand is high. The strong utilization in the first quarter of 2004 and increases in demand during the second and third quarters have resulted in fewer containers being identified for sale. Some of the market conditions affecting the sale of containers are discussed below under "Comparative Results of Operations." In general, the decline in the number of containers identified for sale has caused the average sales price of used containers to increase in 2004 with respect to the sale of off-lease containers in certain geographic markets.

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

Distributions: During the nine-month period ended September 30, 2004, the Partnership declared cash distributions to limited partners pertaining to the period from December 2003 through August 2004 in the amount of $6,347, which represented $1.08 per unit. On a cash basis, as reflected in the Statements of Cash Flows, after paying redemptions and general partner distributions, $4,276 of these distributions was from operating activities and the balance of $2,071 was a return of capital. On an accrual basis, as reflected on the Statements of Partners' Capital, after paying redemptions, all of these distributions were a return of capital.

If the expected Asset Sale Agreement is entered into, distributions are expected to continue through the proposed effective date of the sale and will then be suspended until the sale is approved by the limited partners or it is determined that the sale will not be approved. If the proposed sale is approved and completed, the Partnership expects to distribute the net proceeds from the sale, along with any cash from operations earned prior to the effective date of the sale in one or two payments. If the proposed sale is not approved, once this determination is made, the Partnership expects to continue paying monthly distribution payments as described above.


Capital Commitments: Redemptions: During the nine-month period ended September 30, 2004, the Partnership redeemed 3,800 units for a total dollar amount of $14. The Partnership used cash flows from operations to pay for the redeemed units.

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

Size of Container Fleet

                                                        2004        2003
                                                        ----        ----

         Beginning container fleet...............     17,507      20,536
         Ending container fleet..................     15,401      18,441
         Average container fleet.................     16,454      19,489

The average container fleet decreased 16% from the nine-month period ended September 30, 2003 to the same period in 2004, primarily due to the continuing sale of containers. The decline in the container fleet has contributed to an overall decline in rental income from the nine-month period ended September 30, 2003 to the comparable period in 2004.

Utilization

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 91% and 83% on average during the nine-month periods ended September 30, 2004 and 2003, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At September 30, 2004 and 2003, utilization was 96% and 84%, respectively, and the Partnership's off-lease containers (in units) were located in the following locations:

                                                     2004           2003
                                                     ----           ----

         Americas                                     253          1,332
         Europe                                       117            416
         Asia                                         160          1,061
         Other                                         16             66
                                                      ---          -----
         Total off-lease containers                   546          2,875
                                                      ===          =====

Rental Rates

In addition to utilization, rental income is affected by daily rental rates. Daily rental rates are different under different lease types. The two primary lease types for the Partnership's containers are long term leases and master leases. The average daily rental rate for the Partnership's containers decreased 5% from the nine-month period ended September 30, 2003 compared to the same period in 2004 due to the declines in both master lease and long term lease rates. The majority of the Partnership's rental income was generated from master leases, but in the past several years an increasing percentage of the Partnership's containers have been on lease under long term leases. At September 30, 2004 and 2003, 42% and 41%, respectively, of the Partnership's on-lease containers were on lease under long term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

Comparative Results of Operations

The following is a comparative analysis of the results of operations for the three and nine-month periods ended September 30, 2004 and 2003:

                                           Three months           Nine months
                                          ended Sept. 30,       ended Sept. 30,
                                          ---------------       ---------------
                                          2004       2003       2004       2003
                                          ----       ----       ----       ----

 Rental income                          $2,118     $2,353     $6,385     $7,336
 Income (loss) from operations          $1,265    ($  110)    $   39    ($  468)

 Percent change from previous year in:
  Utilization                             14%        18%        10%        34%
  Average container fleet size           (17%)      (14%)      (16%)      (15%)
  Average rental rates                   ( 6%)      ( 5%)      ( 5%)      ( 8%)


Income from operations for the nine-month period ended September 30, 2004 was minimal primarily due to the write down of the Partnership's containers. See "Other Income and Expenses: Write Down of Containers," and "Critical Accounting Policies and Estimates: Container Impairment Estimates."

The Partnership's rental income decreased $235, or 10%, and $951, or 13%, from the three and nine-month periods ended September 30, 2003 to the comparable periods in 2004, respectively. The declines were attributable to decreases in income from container rentals and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $199, or 10%, and $851, or 13%, from the three and nine-month periods ended September 30, 2003 to the comparable periods in 2004, respectively. These declines were primarily due to decreases in the average container fleet size and rental rates, offset by the increases in utilization as detailed in the above table.

Current Market Conditions for Leased Containers: Utilization was stable for most of 2003 and demand remained strong during the first quarter of 2004 and increased through the third quarter of 2004. Beginning in 2004, a worldwide steel shortage caused significant increases in new container prices and limited the number of new containers being built. As a result, demand for leased containers increased further beginning in March and has remained strong through the beginning of November.

Sale of Containers in Lower Demand Locations: Despite the increase in demand, areas of lower demand for containers still exist due to a continuing trade imbalance between Asia and the Americas and Europe. However, the number of off-lease containers in these lower demand locations has decreased, as lessees have returned fewer containers to these lower demand locations and have also leased containers from some of these locations. The continuing sale of these off-lease containers has also reduced the number of containers in some of these locations. In recent years, market conditions in these low demand locations have driven some sales of off-lease containers. These sales resulted from the high cost of repositioning containers from these areas. The number of the Partnership's off-lease containers in the Americas and Europe, where most of these lower demand locations occur, is detailed above in "Utilization."

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

During the nine-month period ended September 30, 2004, other rental income was $871, a decrease of $100 from the equivalent period in 2003. Other rental income decreased between the periods primarily due to decreases in handling and location income of $54 and $33, respectively.

During the three-month period ended September 30, 2004, other rental income was $274, a decrease of $36 from the equivalent period in 2003. The decrease was primarily due to decreases in handling and DPP income of $29 and $28, respectively, offset by an increase in location income of $21.

Direct Container Expenses

Direct container expenses decreased $474, or 31%, from the nine-month period ended September 30, 2003 to the equivalent period in 2004. The decrease was primarily due to decreases in storage and repositioning expenses of $245 and $115, respectively. Storage expense decreased not only due to the decrease in average fleet size, but also due to the increase in utilization noted above, offset by a slight increase in the average storage cost per container. The decrease in repositioning expense was primarily due to a decrease in the number of containers repositioned between the periods, offset by a higher average repositioning cost.

The decrease in direct container expenses of $308, or 59%, from the three-month period ending September 30, 2003 to the equivalent period in 2004 was primarily due to declines in storage and repositioning expenses of $118 and $106, respectively. Storage expense decreased $118 due to the decrease in average fleet size and the increase in utilization noted above, offset by a slight increase in the average storage cost per container. The decrease in repositioning expense was primarily due to a decrease in the number of containers being repositioned, between the periods, offset by a higher average repositioning costs.

Bad Debt Expense or Benefit

Bad debt expense (benefit) was $115 and $80 for the nine-month periods ended September 30, 2004 and 2003, respectively, and $65 and ($8) for the three-month periods ended September 30, 2004 and 2003, respectively. Fluctuations in bad debt expense (benefit) reflect the adjustments to the bad debt reserve, after deductions have been taken against the reserve, and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. See "Critical Accounting Policies and Estimates" below. The expenses recorded during the nine-month periods ended September 30, 2004 and 2003 and the three-month period ended September 30, 2004 reflect higher reserve estimates, after deductions had been taken against the reserve, from December 31, 2003 and 2002 and June 30, 2004, respectively. The benefit recorded during the three-month period ended September 30, 2003 reflects a lower reserve estimate, after deductions had been taken against the reserve, from June 30, 2003.

Depreciation Expense

Depreciation expense decreased $2,201, or 50%, from the nine-month period ended September 30, 2003 to the comparable period in 2004 and $1,030, or 75% from the three-month period ended September 30, 2003 to the comparable period in 2004. These decreases were primarily due to (i) the write-down recorded in June 2004, which reduced the carrying value of certain containers and resulted in a lower depreciation expense during the third quarter of 2004; (ii) the declines in the average fleet size and (iii) a larger portion of the container fleet being fully depreciated. For a discussion of the Partnership's depreciation policy, see "Critical Accounting Policies and Estimates: Container Depreciation Estimates."

Write Down of Containers

Write Down of Containers Held for Continued Use: The Partnership evaluated the recorded value of its container fleet at June 30, 2004, taking into consideration the container sales prices in the letter of intent relating to the sale of the Partnership's container fleet. The Partnership recorded a write down of $1,916 to reduce the carrying value of some of the containers to their anticipated per unit sales price. See "Critical Accounting Policies and
Estimates: Container Impairment Estimates."

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

The write down expense for these types of containers decreased $22 and $251, from the three and nine-month periods ended September 30, 2003 to the same periods in 2004. These declines were primarily due to the write-down recorded in June 2004 and due to fewer containers being identified for sale.

Gain (Loss) on Sale of Containers

The following details the gain (loss) on the sale of containers for the three and nine-month periods ended September 30, 2004 and 2003:

                                          Three months         Nine months
                                         ended Sept. 30,     ended Sept. 30,
                                         ---------------     ---------------
                                         2004       2003     2004       2003
                                         ----       ----     ----       ----

Gain (loss) on written-down containers
  identified for sale                    $  -      ($  5)     $10      ($ 62)
Gain (loss) on other containers           112      ( 159)      16      ( 261)
                                          ---        ---       --        ---
Total gain (loss) on container sales     $112      ($164)     $26      ($323)
                                          ===        ===       ==        ===

The Partnership recorded a gain on the sale of written down containers for the nine-month period ended September 30, 2004 as the actual sales proceeds received were greater than the estimated sales proceeds used to determine the write-down amount. The losses recorded during the comparable period in 2003 and the three-month period ended September 30, 2003, were due to actual sales proceeds that were lower than the estimated sales proceeds used to determine the write-down. See "Critical Accounting Policies and Estimates" below.

Since it has been the Partnership's practice to determine write-down amounts on containers identified for sale once a month, some containers that had been identified for sale were sold before they were written down. The amount of gain or loss recorded on the sale of these containers has fluctuated due to the specific conditions of the containers sold, the type of containers sold, the location where the containers were sold and their net book value. The gains recorded on these sales during the three and nine-month periods ended September 30, 2004 were primarily due to significant reduction in net book value as a result of the June 2004 write-down.

Management Fees and General and Administrative Costs

Management fees to affiliates consist of equipment management fees, which are primarily based on rental income, and incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital. The following details these fees for the three and nine-month periods ended September 30, 2004 and 2003:

                                          Three months         Nine months
                                         ended Sept. 30,     ended Sept. 30,
                                         ---------------     ---------------
                                         2004       2003     2004       2003
                                         ----       ----     ----       ----

        Equipment management fees        $149       $167     $447       $515
        Incentive management fees          55         74      174        192
                                          ---        ---      ---        ---
          Management fees to affiliates  $204       $241     $621       $707
                                          ===        ===      ===        ===


Equipment management fees fluctuated based on the fluctuations in rental income and were approximately 7% of rental income for the three and nine-month periods ended September 30, 2004 and 2003. Fluctuations in incentive management fees between the periods were primarily due to fluctuations in the amount of distributions paid from cash from operations.

General and administrative costs to affiliates decreased $56, or 17%, from the nine-month period ended September 30, 2003 to the equivalent period in 2004 and decreased $14, or 13%, from the three-month period ended September 30, 2003 to the comparable period in 2004. The declines were primarily due to decreases in overhead costs allocated from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

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

The Partnership Agreement requires the Partnership to continue to pay these fees and expenses to the General Partners and to reimburse the General Partners for expenses incurred by them and other service providers. For the amount of fees and reimbursements made to the General Partners for the three and nine-month periods ended September 30, 2004 and 2003, see Note 2 to the Financial Statements in Item 1. For the amount of fees and reimbursements made to other service providers, see Other general and administrative expenses in the Statements of Operations in Item 1.

Net Earnings/ Loss per Limited Partnership Unit

                                             Three months         Nine months
                                            ended Sept. 30,     ended Sept. 30,
                                            ---------------     ---------------

                                            2004       2003     2004       2003
                                            ----       ----     ----       ----
      Net earnings (loss) per limited
        partnership unit                  $ 0.21     ($0.02)  ($0.00)    ($0.09)
      Net earnings (loss) allocated
        to limited partners               $1,246     ($ 132)  ($  21)    ($ 528)


Net earnings/loss per limited partnership unit fluctuates based on fluctuations in net earnings/loss allocated to limited partners as detailed above. The allocation of net loss for the nine-month periods ended September 30, 2004 and 2003 included a special allocation of gross income to the General Partners of $66 and $70, respectively, in accordance with the Partnership Agreement.

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

The General Partners have established a Credit Committee, which actively manages and monitors the collection of receivables on at least a monthly basis. This committee establishes credit limits for every lessee and potential lessee of equipment, monitors compliance with these limits, monitors collection activities, follows up on the collection of outstanding accounts, determines which accounts should be written-off and estimates allowances for doubtful accounts. As a result of actively managing these areas, the Partnership's allowance for bad debt as a percentage of accounts receivable has ranged from 5% to 14% and has averaged approximately 10% over the last 5 years. These allowances have historically covered all of the Partnership's bad debts.

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

In determining estimated fair value for a container held for continued use, management estimates the future undiscounted cash flows for the container and considers other relevant information. Estimates of future undiscounted cash flows require estimates about future rental revenues to be generated by the container, future demand for leased containers, and the length of time for which the container will continue to generate revenue.

At June 30, 2004, management used a different estimated fair value for these containers, which took into account the possible sale of the Partnership's entire container fleet. The estimated fair value used at June 30 was the anticipated sales price from the letter of intent regarding this sale. When this estimated fair value was compared to the recorded value of the Partnership's containers, some of the recorded values were found to be higher. The Partnership wrote down the containers with the higher recorded values to the estimated sales price from the letter of intent.

As noted above, the Partnership also evaluates the recorded value of those containers identified for sale in the ordinary course of its business, separately from containers held for continued use. Containers identified for sale in the ordinary course of business include those containers that have been sold prior to the proposed arrangement for the sale of the Partnership's entire container fleet, as well as those containers that are being sold individually (usually when they come off-lease) without regard to that proposed sale. For these routine sales made in the ordinary course of business, the Partnership has used an estimated fair value of the estimated sales price for the container, less estimated cost to sell. When this estimate was compared to the recorded value of the container identified for sale, and the recorded value was higher, the container identified for sale was written down. See "Write Down of
Containers: Specific Containers Identified for Sale" above. The Partnership has, however, recorded some losses on the sale of these previously written-down containers. Losses were recorded because the estimated sales price was higher than the actual sales price realized. Estimated sales prices are difficult to predict, and management's estimates proved too high in these cases. See "Gain and Loss on Sale of Containers" above.

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

The Partnership has discussed the sale of its container fleet above under "Possible Sale of Partnership Assets." This sale is subject to conditions, including the finalization of the Asset Sale Agreement, completing negotiations with the Purchaser, and receiving the approval of holders of the required number of limited partner units. There is no assurance that this sale will be completed.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Exchange Rate Risk

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership does pay a small amount of its expenses in various foreign currencies. For the nine-month period ended September 30, 2004, approximately 6% of the Partnership's expenses were paid in 15 different foreign currencies. As there are no significant payments made in any one foreign currency, the Partnership does not hedge these expenses.

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


Date:  November 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



________________________                 Chief Financial Officer, Senior                November 12, 2004
Ernest J. Furtado                        Vice President and Secretary




________________________                 President                                      November 12, 2004
John A. Maccarone





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


Date:  November 12, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date



/s/Ernest J. Furtado
_________________________________           Chief Financial Officer, Senior                   November 12, 2004
Ernest J. Furtado                           Vice President and Secretary



/s/John A. Maccarone
_________________________________           President                                         November 12, 2004
John A. Maccarone


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

November 12, 2004

                                   /s/ John A. Maccarone
                                   _____________________________________________
                                   John A. Maccarone
                                   President and Director of TFS

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

November 12, 2004

                           /s/ Ernest J. Furtado
                           _____________________________________________________
                           Ernest J. Furtado
                           Chief Financial Officer, Senior Vice President, Secretary and Director of TFS

                                  EXHIBIT 32.1







                            CERTIFICATION PURSUANT TO

                               18 U.S.C. ss. 1350,

                        AS ADOPTED, REGARDING SECTION 906

                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund III, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended September 30, 2004, as filed on November 12, 2004 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Financial Services Corporation ("TFS") and Principal Executive Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



November 12, 2004



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

                                  EXHIBIT 32.2







                            CERTIFICATION PURSUANT TO

                               18 U.S.C. ss. 1350,

                        AS ADOPTED, REGARDING SECTION 906

                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund III, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended September 30, 2004, as filed on November 12, 2004 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Financial Services Corporation ("TFS") and Principal Financial and Accounting Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



November 12, 2004



                        By  /s/ Ernest J. Furtado
                            ____________________________________________________
                            Ernest J. Furtado
                            Chief Financial Officer, Senior Vice President, Secretary and Director of TFS





A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.