Form 10-Q
period 2005-03-31
TEXTAINER EQUIPMENT INCOME FUND III L P
filed 2005-05-16
CIK 866888

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 16, 2005


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund III, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 2005.

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


                  For the quarterly period ended March 31, 2005


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

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2005

Table of Contents
-----------------------------------------------------------------------------------------------------------------



                                                                                                             Page
Part I    Financial Information

    Item 1.    Financial Statements (unaudited)

          Balance Sheets - March 31, 2005
          and December 31, 2004.............................................................................    3


          Statements of Earnings for the three months
          ended March 31, 2005 and 2004.....................................................................    4


          Statements of Partners' Capital for the three months
          ended March 31, 2005 and 2004.....................................................................    5


          Statements of Cash Flows for the three months
          ended March 31, 2005 and 2004.....................................................................    6


          Notes to Financial Statements.....................................................................    8


    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................................................   13


    Item 4.    Controls and Procedures......................................................................   17


Part II   Other Information


    Item 1.    Legal Proceedings............................................................................   17

    Item 6.    Exhibits.....................................................................................   17




TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Balance Sheets

March 31, 2005 and December 31, 2004
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------------

                                                                                  2005                    2004
                                                                            ----------------        ----------------
Assets
Container rental equipment held for sale, net of
   accumulated depreciation of  $21,001 (2004:  $-) (notes 4 & 6)           $        15,734         $             -
Container rental equipment, net of accumulated
   depreciation of $- (2004:  $21,624) (note 4)                                           -                  17,085
Cash                                                                                  1,284                     800
Accounts receivable, net of allowance for doubtful
    accounts of $295 (2004: $310)                                                     1,597                   1,558
Due from affiliates, net (note 2)                                                       781                     314
Prepaid expenses                                                                         17                      24
                                                                            ----------------        ----------------

                                                                            $        19,413         $        19,781
                                                                            ================        ================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                         $            90         $            70
   Accrued liabilities                                                                   69                      86
   Accrued damage protection plan costs                                                 342                     341
   Accrued service provider fees                                                         42                      60
   Deferred quarterly distributions                                                       -                      79
   Deferred damage protection plan revenue                                              152                     155
                                                                            ----------------        ----------------

      Total liabilities                                                                 695                     791
                                                                            ----------------        ----------------

Partners' capital:
   General partners                                                                       -                       -
   Limited partners                                                                  18,718                  18,990
                                                                            ----------------        ----------------

      Total partners' capital                                                        18,718                  18,990
                                                                            ----------------        ----------------


                                                                            $        19,413         $        19,781
                                                                            ================        ================

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Earnings

For the three months ended March 31, 2005 and 2004
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
-----------------------------------------------------------------------------------------------------------

                                                                               2005              2004
                                                                          ---------------   ---------------
Rental income                                                             $        1,887    $        2,188
                                                                          ---------------   ---------------

Costs and expenses:
        Direct container expenses                                                    224               450
        Bad debt (benefit) expense                                                   (10)               34
        Depreciation (note 4)                                                        273             1,087
        Write-down of containers (note 4)                                            624                34
        Professional fees                                                             39                 8
        Management fees to affiliates (note 2)                                       132               207
        General and administrative costs
          to affiliates (note 2)                                                      88                96
        Other general and administrative costs                                        54                30
        Gain on sale of containers, net (note 4)                                    (205)              (15)
                                                                          ---------------   ---------------

                                                                                   1,219             1,931
                                                                          ---------------   ---------------

        Income from operations                                                       668               257
                                                                          ---------------   ---------------

        Interest income                                                                5                 1
                                                                          ---------------   ---------------

        Net earnings                                                      $          673    $          258
                                                                          ===============   ===============

Allocation of net earnings (note 2):
        General partners                                                  $           10    $           22
        Limited partners                                                             663               236
                                                                          ---------------   ---------------

                                                                          $          673    $          258
                                                                          ===============   ===============
Limited partners' per unit share
        of net earnings                                                   $         0.11    $         0.04
                                                                          ===============   ===============

Limited partners' per unit share
        of distributions                                                  $         0.16    $         0.38
                                                                          ===============   ===============

Weighted average number of limited
        partnership units outstanding                                          5,903,834         5,903,834
                                                                          ===============   ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 2005 and 2004
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------

                                                                    Partners' Capital
                                           -------------------------------------------------------------
                                                General                Limited                Total
                                           ----------------       ----------------      ----------------

Balances at January 1, 2004                $             -        $        24,893       $        24,893

Distributions                                          (22)                (2,214)               (2,236)

Redemptions (note 5)                                     -                    (14)                  (14)

Net earnings                                            22                    236                   258
                                           ----------------       ----------------      ----------------

Balances at March 31, 2004                 $             -        $        22,901       $        22,901
                                           ================       ================      ================

Balances at January 1, 2005                $             -        $        18,990       $        18,990

Distributions                                          (10)                  (935)                 (945)

Net earnings                                            10                    663                   673
                                           ----------------       ----------------      ----------------

Balances at March 31, 2005                 $             -        $        18,718       $        18,718
                                           ================       ================      ================



See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 2005 and 2004
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                                     2005                2004
                                                                               ----------------    ---------------
Cash flows from operating activities:
   Net earnings                                                                $           673     $          258
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
         Depreciation (note 4)                                                             273              1,087
         Write-down of containers (note 4)                                                 624                 34
         (Decrease) increase in allowance for doubtful accounts                            (15)                31
         Gain on sale of containers                                                       (205)               (15)
         (Increase) decrease in assets:
            Accounts receivable                                                             (5)               146
            Due from affiliates, net                                                      (433)              (123)
            Prepaid expenses                                                                 7                 12
         (Decrease) increase in liabilities:
            Accounts payable and accrued liabilities                                         3                (52)
            Accrued damage protection plan costs                                             1                  3
            Accrued service provider fees                                                  (18)               (14)
            Deferred  damage protection plan revenue                                        (3)                (1)
                                                                               ----------------    ---------------

            Net cash provided by operating activities                                      902              1,366
                                                                               ----------------    ---------------

Cash flows from investing activities:
     Proceeds from sale of containers                                                      613                789
                                                                               ----------------    ---------------

            Net cash provided by investing activities                                      613                789
                                                                               ----------------    ---------------

Cash flows from financing activities:
    Redemptions of limited partnership units                                                 -                (14)
    Distributions to partners                                                           (1,031)            (2,201)
                                                                               ----------------    ---------------

            Net cash used in financing activities                                       (1,031)            (2,215)
                                                                               ----------------    ---------------

Net increase (decrease) in cash                                                            484                (60)

Cash at beginning of period                                                                800                627
                                                                               ----------------    ---------------

Cash at end of period                                                          $         1,284     $          567
                                                                               ================    ===============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Statements of Cash Flows-Continued

For the three months ended March 31, 2005 and 2004
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers which had not been paid or received as of March
31, 2005 and 2004, and December 31, 2004 and 2003, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March
31, 2005 and 2004.


                                                               Mar. 31        Dec. 31        Mar. 31          Dec. 31
                                                                 2005           2004           2004            2003
                                                             -----------    -----------    -------------    ----------
Distributions to partners included in:
     Due to affiliates..............................            $  -            $  7          $   9            $  5
     Deferred quarterly distributions...............               -              79             96              65

Proceeds from sale of containers included in:
     Due from affiliates............................             224             197            450             512


The following table summarizes the amounts of distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2005 and 2004.

                                                                                               2005            2004
                                                                                               ----            ----

Distributions to partners declared..............................................            $   945          $2,236
Distributions to partners paid..................................................              1,031           2,201

Proceeds from sale of containers recorded.......................................                640             727
Proceeds from sale of containers received.......................................                613             789

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying values of containers transferred during the three-month periods ended March 31, 2005 and 2004 were $19 and $14, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND III, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 2005 and 2004
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.  General

     Textainer Equipment Income Fund III, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1990. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

     In April 2002, the Partnership entered its liquidation phase.

     At a Special Meeting of Limited Partners, held on March 21, 2005, a proposal to sell substantially all the Partnership's assets to RFH Limited ("RFH") and terminate and dissolve the Partnership was approved. The asset sale did not close on March 31, 2005 in accordance with the Asset Sale Agreement, as RFH requested, and the Partnership granted, an extension to April 15, 2005 to close the Asset Sale. See Note 6.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 2005 and December 31, 2004 and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 2005 and 2004, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of and for the year ended December 31, 2004, in the Annual Report filed on Form 10-K.

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

     Certain reclassifications, not affecting net earnings, have been made to prior year amounts in order to conform to the 2005 financial statement presentation.

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

     In accordance with the Partnership Agreement, sections 3.08 through 3.12, net earnings or losses and distributions are generally allocated 1% to the General Partners and 99% to the Limited Partners. If the allocation of distributions exceeds the allocation of net earnings and creates a deficit in a General Partners' aggregate capital account, the Partnership Agreement provides for a special allocation of gross income equal to the amount of the deficit to be made to the General Partners.

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $- and $54 of incentive management fees during the three-month periods ended March 31, 2005 and 2004, respectively. No equipment liquidation fees were incurred during these periods.

     The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at March 31, 2005 and December 31, 2004.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $132 and $153 for the three-month periods ended March 31, 2005 and 2004, respectively.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three-month periods ended March 31, 2005 and 2004 were as follows:

                                              2005         2004
                                              ----         ----

          Salaries                             $52          $63
          Other                                 36           33
                                                --           --
            Total general and
               administrative costs            $88          $96
                                                ==           ==

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TFS during the period, or the Partnership's investors to the total number of investors of all limited partnerships managed by TFS or equally among all the limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three-month periods ended March 31, 2005 and 2004:

                                              2005         2004
                                              ----         ----

          TEM                                  $72          $80
          TFS                                   16           16
                                                --           --
            Total general and
               administrative costs            $88          $96
                                                ==           ==

     At March 31, 2005 and December 31, 2004, due from affiliates, net is comprised of:

                                                     2005            2004
                                                     ----            ----
          Due from affiliates:
                Due from TEM...............          $823            $389
                                                      ---             ---


          Due to affiliates:
                Due to TFS.................             7              59
                Due to TCC.................            35              15
                Due to TL..................             -               1
                                                      ---             ---
                                                       42              75
                                                      ---             ---

          Due from affiliates, net                   $781            $314
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

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at March 31, 2005 and 2004:

                                                    2005              2004
                                                    ----              ----

          On-lease under master leases             7,590             8,714
          On-lease under long-term leases          5,846             6,117
                                                  ------            ------

                Total on-lease containers         13,436            14,831
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

     The remaining containers are off-lease and are located primarily at a number of storage depots.

Note 4.  Container Rental Equipment and Container Rental Equipment Held for Sale

     At March 31, 2005, all of the Partnership's containers had been identified as held for sale. At June 30, 2004, the Partnership had written down the value of containers that had carrying values greater than the sales prices in the letter of intent from RFH for the sale of the container fleet. At March 31, 2005, the Partnership evaluated the recoverability of the recorded amount of the container fleet, now identified as held for sale, taking into consideration (i) the prices in the Asset Sale Agreement and
     (ii) RFH's rights, under the Asset Sale Agreement, to the estimated results of operations from the container fleet from January 1, 2005 to the date of the Asset Sale. This comparison resulted in the Partnership recording a write down of $624. See Note 6 for details on the completion of the Asset Sale.

     The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2004 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business at March 31, 2004 and determined that a reduction to the carrying value of some of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell. These containers are included in container rental equipment in the balance sheets.

     During the three-month period ended March 31, 2004 the Partnership recorded a write-down expense of $34 on 201 containers identified as held for sale and requiring a reserve. At March 31, 2004 the net book value of the 193 containers identified as held for sale was $158.

     During the three-month period ended March 31, 2004, the Partnership sold 269 of these previously written down containers for a gain of $10. The Partnership also sold containers that had not been written down and recorded a gain of $5 during the three-month period ended March 31, 2004.

Note 5.  Redemptions

     The following redemptions were consummated by the Partnership during the three-month period ended March 31, 2004:


                                                          Units               Average
                                                         Redeemed          Redemption Price         Amount Paid
                                                         --------          ----------------         -----------
       Total Partnership redemptions as of
         December 31, 2003..................              342,366               $7.76                  $2,657

       Three-month period ended:
         March 31, 2004.....................                3,800               $3.68                      14
                                                          -------                                       -----

       Total Partnership redemptions as of
          March 31, 2004....................              346,166               $7.72                  $2,671
                                                          =======                                       =====

     The Partnership did not redeem any units during the three-month period ended March 31, 2005. The redemption price is fixed by formula in accordance with the Partnership Agreement.

Note 6.  Subsequent Events

     On April 14, 2005, RFH requested a short postponement of the closing date of the Asset Sale due to a lawsuit filed on April 11, 2005, in the Superior Court of California against the Partnership, RFH and other parties related to the sale. (This lawsuit was described in a report on Form 8-K filed on April 15, 2005.) The Partnership agreed to postpone the closing date for the sale until April 19, 2005.

     The Partnership completed the sale of substantially all of its assets to RFH on April 18, 2005. The total price paid by RFH on April 18, 2005 was $17,702, which consisted of $17,563 for substantially all of the Partnership's assets and $139 in interest. The Partnership received $16,817, or 95%, of the total price and the remaining $885, or 5%, was paid to an escrow account. On August 1, 2005, any remaining balance in the escrow account is scheduled to be paid to the Partnership, unless a claim for indemnification under the Asset Sale Agreement is made by RFH, in which case the amount of such claim will remain in the escrow account.

     In April 2005, two lawsuits filed with the United States District Court for the Northern District of California against the Partnership, RFH and other parties related to the sale were consolidated.

     In  May  2005,   the   Partnership   declared   $17,616  as  a  liquidating
     distribution.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 2005 and 2004. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Textainer Financial Services Corporation (TFS) is the Managing General Partner of the Partnership and is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are Associate General Partners of the Partnership. The General Partners manage and control the affairs of the Partnership.

Overview of Partnership's Current Status

As of the date this report is being prepared, the Partnership has sold substantially all of its assets (the "Asset Sale") and anticipates paying to partners a majority of the proceeds of this sale in May 2005. The Partnership will then be in the final stages of liquidation and will begin to wind up its affairs. The Asset Sale was completed on April 18, 2005, which meant that the Partnership recorded revenues and expenses related to its container fleet through that date. However, under the Asset Sale Agreement, RFH was entitled to the results of operations from the container fleet from January 1, 2005 to the date of the Asset Sale. See "Write Down of Containers" below.

Sale of Partnership's Assets

In November 2004, the Partnership and five other limited partnerships managed by the General Partners and their affiliates entered into Asset Sale Agreements with RFH ("the Buyer") to sell substantially all of their assets. At a Special Meeting of Limited Partners, held on March 21, 2005, the limited partners of the Partnership approved the Asset Sale. On April 18, 2005, the Asset Sale was completed. The Partnership received $16,817, or 95%, of the total price and the remaining $885, or 5%, was paid to an escrow account. On August 1, 2005, any remaining balance in the escrow account is scheduled to be paid to the Partnership, unless a claim for indemnification under the Asset Sale Agreement is made by RFH, in which case the amount of such claim will remain in the escrow account.

In May 2005, the Partnership plans to pay the first of two planned final liquidating distributions. This distribution will consist of the proceeds received from the Asset Sale plus cash held by the Partnership at March 31, 2005, less the estimated total remaining expenses of the Partnership. A second distribution is planned after the funds in the escrow account are released, which is currently scheduled to be August 1, 2005. The second distribution will be substantially smaller than the first, since the first distribution is expected to represent a majority of the proceeds realized from the Asset Sale. This second distribution is expected to be the Partnership's final distribution. There can be no guarantee about the timing or amount of the final distribution, since this distribution is still subject to conditions and future events, including the absence of any claim by the Buyer against the funds in the escrow account or any other legal restriction that could interfere with payment.

Liquidity and Capital Resources

Historical

From January 16, 1991 until May 4, 1992, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1 on February 11, 1991 and on May 4, 1992 the Partnership's offering of limited partnership interest was closed at $125,000.

General

The Partnership has been in its liquidation phase since April 2002, which means that from that time forward, the Partnership no longer sought to replenish its container fleet by buying new containers, and considered the possibility of selling containers, either in one or more groups, or individually when the containers came off lease. During this phase, the Partnership's policy has generally been that all excess cash, after redemptions and working capital reserves, will be distributed to the general and limited partners on a monthly basis. These distributions have consisted of cash from operations and/or cash from sales proceeds.

In  April  2005,  the  Partnership  sold   substantially  all  its  assets.  The
Partnership plans to distribute its remaining cash during 2005 and terminate its existence.

Sources of Cash

On April 18, 2005, the Partnership sold its container fleet for cash to RFH. The Partnership plans to distribute a majority of the proceeds from the Asset Sale in May 2005 and to retain some cash to pay its anticipated remaining expenses. Additional sources of cash are expected to consist only of (i) the 5% of the sale proceeds currently being held in an escrow account; (ii) accounts receivable not included in the Asset Sale; and (iii) interest earned on these cash balances.

Uses of Cash

Distributions to partners are the Partnership's primary use of cash. The amount of distributions paid to partners has been dependent on cash received from operations and the sale of containers, less amounts used to pay redemptions or held as working capital.

From time to time, the Partnership redeemed units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions were subject to the Managing General Partner's good faith determination that payment for the redeemed units would not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy.

These activities are discussed in detail below.

Distributions: During the three-month period ended March 31, 2005, the Partnership declared cash distributions to limited partners pertaining to December 2004 in the amount of $935, which represented $0.16 per unit. On a cash basis, as reflected in the Statements of Cash Flows, after paying general partner distributions, $892 of these distributions were from operating activities and the balance of $43 was a return of capital. On an accrual basis, as reflected on the Statements of Partners' Capital, $663 of these distributions were from current year earnings and $272 was a return of capital.

In May 2005, the Partnership declared the first of two final liquidating cash distributions to limited partners in the amount of $2.95 per unit, or 15% of the original per unit cost of $20.00. This distribution consists of sales proceeds received by the Partnership on April 18, 2005, plus cash balances at March 31, 2005, less the estimated total remaining expenses of the Partnership.

The Partnership plans to pay a second and final liquidating distribution during the third quarter of 2005. Payment of the second liquidating distribution is currently expected to be contingent on the release of funds from the escrow account, in which 5% of the proceeds from the Asset Sale are currently held. The funds are scheduled to be released on August 1, 2005, unless a claim for indemnification is made by the Buyer under the agreement governing the Asset Sale, in which case the amount of the claim would continue to be held in the escrow account. Payment of this second liquidating distribution could also be delayed or otherwise affected by legal restrictions imposed on the Partnership as a result of certain lawsuits filed with respect to the Asset Sale, and which have been previously described in the Partnership's report on Form 10-K filed on March 30, 2005 and in the Partnership's report on Form 8-K filed on April 15, 2005. In addition to the funds released from the escrow account, this second distribution may include cash received after March 31, 2005 related to accounts receivable which were not sold to RFH and interest. The amount of the second distribution may also be adjusted to reflect the then-anticipated final amounts of the Partnership's expenses.

The amount of the second distribution is expected to be substantially lower than the first distribution, since the first distribution consists of almost all the proceeds from the sale of the Partnership's fleet and any cash held on March 31, 2005, less amounts held back for the Partnership's remaining expenses.

Capital Commitments: Redemptions: There were no units redeemed during the three-month period ended March 31, 2005 and the Partnership does not anticipate redeeming units prior to its termination.

The Partnership invests working capital and cash flow from operations and investing activities prior to its distribution to the partners in short-term, liquid investments.

Results of Operations

As noted above, under the Asset Sale Agreement, RFH was entitled to the results of operations from the container fleet from January 1, 2005 to the date of the Asset Sale. As a result, the Partnership determined that certain containers were impaired and recorded a write-down expense as described below in "Critical Accounting Policies and Estimates." These items are discussed below, as well as direct container and depreciation expenses, gain and loss on sale of containers, and professional fees and general and administrative costs.

Write Down of Containers

Write-down expense increased $590 from the three-month period ended March 31, 2004 to the same period in 2005. The increase was primarily due to the Partnership recording a write-down of $624 in March 2005. The write-down occurred because, under the Asset Sale Agreement, RFH was entitled to the results of operations from the container fleet from January 1, 2005 to the date of the Asset Sale. See "Critical Accounting Policies and Estimates" below. This write-down did not affect the cash paid by RFH under the Asset Sale Agreement, since the Agreement had contemplated that RFH would be entitled to these results of operations, and RFH paid the sales price originally agreed to in November, plus interest.

Direct Container Expenses

Direct container expenses decreased $226, or 50%, from the three-month period ended March 31, 2004 to the equivalent period in 2005. The decrease was primarily due to declines in repositioning, storage and handling expenses of $97, $87 and $32, respectively. Storage expense decreased not only due to the decrease in average fleet size, but also due to the increase in utilization. Repositioning expense declined primarily due to a decrease in the number of containers repositioned between the periods. The decrease in handling expense was primarily due to a decrease in container movement between the periods.

Depreciation Expense

Depreciation expense decreased $814, or 75%, from the three-month period ended March 31, 2004 to the comparable period in 2005 primarily due to (i) the write-down recorded in June, 2004, which reduced the carrying value of certain containers and resulted in a lower depreciation expense during the first quarter of 2005; (ii) the decline in the average fleet size between the periods; (iii) a larger portion of the container fleet being fully depreciated; and (iv) the Partnership recording depreciation expense only through March 21, 2005, the date the limited partners approved the Asset Sale and the containers were
reclassified   as  held  for  sale.

Gain on Sale of Containers

The following details the gain on the sale of containers for the three-month periods ended March 31, 2005 and 2004:

                                                       2005           2004
                                                       ----           ----

        Gain on container sales                        $205            $15
                                                        ===             ==

The gain in the table above for the first quarter of 2005 is for containers sold prior to the sale of the entire fleet, which occurred after the end of the first quarter, on April 18, 2005.

The amount of gain recorded on the sale of containers has fluctuated due to the specific conditions of the containers sold, the type of containers sold, the location where the containers were sold and their net book value. The gain recorded during the three-month period ended March 31, 2005 was primarily due to the significant reduction in net book value as a result of previous write-downs and the container sales prices received during the first quarter of 2005.

Professional Fees and General and Administrative Costs

Professional fees increased $31 from the three-month period ended March 31, 2004 to 2005. The increase was primarily due to the increase in legal fees between the periods. Legal fees increased primarily due to additional fees incurred related to the proxy statement.

General and administrative costs to affiliates decreased $8 from the three-month period ended March 31, 2004 to 2005, primarily due to a decrease in overhead costs allocated from TEM as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other general and administrative costs were $54, an increase of $24 from the three-month period ended March 31, 2004 to 2005. The increase was primarily due to solicitation, printing and mailing costs associated with the proxy statement materials mailed in January 2005.

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

The General Partners have established a Credit Committee, which actively manages and monitors the collection of receivables on at least a monthly basis. This committee establishes credit limits for every lessee and potential lessee of equipment, monitors compliance with these limits, monitors collection activities, follows up on the collection of outstanding accounts, determines which accounts should be written-off and estimates allowances for doubtful accounts. As a result of actively managing these areas, the Partnership's allowance for bad debt as a percentage of accounts receivable has ranged from 5% to 17% and has averaged approximately 11% over the last 5 years. These allowances have historically covered all of the Partnership's bad debts.

Container Impairment Estimates: Write-downs of containers were made when it was determined that the recorded value of the containers exceeded their estimated fair value. On March 21, 2005, the limited partners approved the Asset Sale at the Special Meeting of Limited Partners, and the Partnership's entire fleet was reclassified as held for sale. The Partnership compared the recorded amount of containers identified as for sale to the sales prices detailed in the Asset Sale Agreement with RFH, less the amount equal to the estimated results of operations from the container fleet from January 1, 2005 through April 18, 2005. Once these amounts were compared to the recorded values, the recorded values of some of the containers were found to be higher. The Partnership, therefore, recorded an impairment.


Risk Factors and Forward Looking Statements

The Partnership sold substantially all of its assets in April, 2005 and has described above plans to pay final liquidating distributions in 2005 and terminate. No assurance can be given that these events will occur. The risks and uncertainties associated with these events include, but are not limited to, the following: the timely release of the remaining sales proceeds from the escrow account; the absence of any legal restrictions that would interfere with the payment of the final liquidating distributions; and any other events that may arise as a result of future developments in certain lawsuits filed regarding the Asset Sale. The Partnership does not undertake any obligation to update any of its forward-looking statements.

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

Part II

Item 1.  Legal Proceedings

Two lawsuits regarding the Asset Sale and filed against the Partnership, RFH and other parties related to the sale were previously described in the Partnership's report on Form 10-K filed March 30, 2005. These two lawsuits (Gordon v. Textainer Financial Services, et al., Case No. C 05-01146 CRB, and Lewis, et al.
v. Textainer Financial Services, et al., Case No. C 05-0969 MMC) were both filed in the United States District Court for the Northern District of California and have now been consolidated into Civil Action No. C 05-00969 MMC, captioned "In re Textainer Partnership Securities Litigation."

There have been no material developments in the lawsuit filed in the Superior Court of California, San Francisco County, Case No. CGC-05-440303 (Labow v. Textainer Financial Services, et al.) and described in the Partnership's report on Form 8-K filed on April 15, 2005.

Item 6.   Exhibits

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


Date:  May 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



________________________                 Chief Financial Officer, Senior                May 16, 2005
Ernest J. Furtado                        Vice President and Secretary




________________________                 President                                      May 16, 2005
John A. Maccarone




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


Date:  May 16, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                          Date



/s/Ernest J. Furtado
_______________________________             Chief Financial Officer, Senior                May 16, 2005
Ernest J. Furtado                           Vice President and Secretary



/s/John A. Maccarone
_______________________________             President                                      May 16, 2005
John A. Maccarone


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

May 16, 2005

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

May 16, 2005

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

                                  EXHIBIT 32.1







                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund III, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended March 31, 2005, as filed on May 16, 2005 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Financial Services Corporation ("TFS") and Principal Executive Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



May 16, 2005



                             By  /s/ John A. Maccarone
                                 ________________________________________
                                 John A. Maccarone
                                 President and Director of TFS




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

                                  EXHIBIT 32.2







                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund III, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended March 31, 2005, as filed on May 16, 2005 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Financial Services Corporation ("TFS") and Principal Financial and Accounting Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



May 16, 2005



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